Form 10-K
period 2022-12-31
Distoken Acquisition Corp
filed 2023-04-18
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41622

Distoken Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1006, Block C, Jinshangjun Park No. 2 Xiaoba Road, Panlong District Kunming, Yunnan, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 871 63624579

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one redeemable warrant, and one right	DISTU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	DIST	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share	DISTW	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-tenth of one ordinary share	DISTR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐       No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒         No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The registrant’s common equity was not listed on any exchange and had no market value as of the last business day of the second fiscal quarter of 2022. The registrant’s ordinary shares, warrants and rights began trading on the Nasdaq Global Market on March 30, 2023.

As of April 17, 2023 there were 9,448,000 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association filed with the Cayman Islands General Registry, effective as of February 15, 2023;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Combination Period” are to the nine-month period, from the closing of the initial public offering (as defined below) to November 17, 2023, that the Company has to consummate an initial business combination, together with up to three extensions of such period, each by an additional three months (for a total of up to 18 months to consummate an initial business combination), subject to our sponsor (as defined below) depositing additional funds into the trust account (as defined below);
●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “our Company,” “we” or “us” are to Distoken Acquisition Corporation, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account, warrant agent of our public warrants (as defined below), and rights agent of our rights (as defined below];
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to the ordinary shares initially purchased by our sponsor in the private placement (as defined below) (for the avoidance of doubt, such ordinary shares will not be “public shares” (as defined below));
●	“I-Bankers” are to I-Bankers Securities, Inc., representative of the underwriters in our initial public offering;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on February 17, 2023;
●	“initial shareholders” are to our sponsor and other holders of our founder shares prior to our initial public offering, but excludes the representative shares (as defined below);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Note” are to the unsecured promissory note to the sponsor, dated July 8, 2020 and as amended in March 2021 and November 2022, pursuant to which we may borrow up to $150,000;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our executive officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Global Market;

●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;
●	“private rights” are to the rights underlying the private units;
●	“private shares” are to the ordinary shares underlying the private units;
●	“private units” are to the units issued to our sponsor in the private placement, as well as any units that may be issued upon conversion of Working Capital Loans;
●	“private warrants” are to the warrants underlying the private units;
●	“public rights” or “rights” are to our rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shares” are to the ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);
●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on September 15, 2020, as amended, and declared effective on February 13, 2023 (File No. 333-248822);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“representative shares” are to the 278,000 ordinary shares that we have issued to I-Bankers and certain third parties and their designees;
●	“representative warrants” are to the warrants that we agreed to issue to I-Bankers exercisable to purchase 172,500 ordinary shares at a price of $12.00 per share, subject to adjustment;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Xioasen Sponsor LLC, a Cayman Islands limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $70,380,000 from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share, one public warrant and one public right;
●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;
●	“warrants” are to our redeemable warrants, which include the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), and the private warrants; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1.Business.

Overview

We are a blank check company formed as a Cayman Islands exempted company for the purpose of effecting our initial business combination. To date, our efforts have been limited to organizational activities and activities related to our initial public offering. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding entering into a business combination with us. However, we will not undertake our initial business combination with any target business utilizing a variable interest entity (“VIE”) structure nor will our post-combination business utilize a VIE structure.

While we may pursue a business combination target in any business, industry or geographical location, we are focusing our search on businesses in the technology industry that have their primary operations located in Asia. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We seek to capitalize on the strength of our management team. Our team consists of experienced professionals and operating executives. Collectively, our officers and directors have significant experience in mergers and acquisitions, and operating companies, in the Asian markets. We believe we will benefit from their accomplishments, and specifically their current and recent activities in the Asian markets, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company.

Initial Public Offering

On February 17, 2023, we consummated our initial public offering of 6,900,000 units, including 900,000 additional units issued pursuant to the full exercise by our underwriters of their over-allotment option. Each unit consists of one ordinary share, one public warrant, with each public warrant entitling the holder thereof to purchase one ordinary share for $11.50 per whole share, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $69,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 545,000 private units to our sponsor at a purchase price of $10.00 per private unit, generating gross proceeds of $5,450,000.

A total of $70,380,000 from the proceeds of the initial public offering and the private placement was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jian Zhang, our Chief Executive Officer, and Jirong Lyu, our Chief Financial Officer. We must complete our initial business combination by November 17, 2023, nine months from the closing of our initial public offering, subject to up to three extensions of such period, each by an additional three months. If our initial business combination is not consummated by the end of this Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Investment Criteria

Our management team is focused on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Middle-Market Growth Business. We primarily seek to acquire one or more growth businesses with a total enterprise value of between $100 million and $200 million. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.
●	Companies in Business Segments that Are Strategically Significant to the Asian Markets. We seek to acquire businesses in sectors that are currently strategically significant to the Asian markets. Such sectors include innovative and cross-border e-commerce and online agricultural trading.
●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.
●	Companies with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We are focused on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.
●	Benefit from Being a Public Company. We intend to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant. We believe our management team’s extensive contacts, broad industry knowledge and highly regarded experience will yield a robust deal flow from which we may select a target. We seek to acquire the target on terms and in a manner that leverages our management team’s experience. The potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks designed to balance value creation with capital preservation. In the event that we decide to enter into an initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. In evaluating a prospective target business, we conduct a due diligence review which encompasses, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which are made available to us.

Competitive Strengths

Management Team

We believe that our management team’s extensive relationships throughout Asia will enable us to identify business combination opportunities with significant potential upside. We expect that our management team’s combined experience in a wide variety of industries, when paired with our management team’s ability to perform under varying economic environments in emerging markets, will be a differentiating factor that is highly attractive to potential target companies.

Status as a Public Company

We believe that our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their stock, shares or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become a public company, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees. While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position

With funds in the trust account of approximately $70.79 million, as of March 31, 2023 available to use for a business combination (assuming no shareholder seeks redemption of their shares or seeks to sell their shares to us in any tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us. Furthermore, redemptions in connection with our initial business combination could reduce the amount of funds available to be used in connection with such business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement in effecting a business combination, which has not yet been identified. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will have up to nine months from the closing of our initial public offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental on February 15, 2023, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $690,000 ($0.10 per unit), up to an aggregate of $2,070,000 ($0.30 per unit) on or prior to the date of the applicable deadline, for each three-month extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.20 per ordinary share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We have engaged I-Bankers, representative of the underwriters in the initial public offering, as an advisor to assist in holding meetings with our shareholders to discuss any potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination and assist with press releases and public filings in connection with the business combination. We will pay I-Bankers a cash fee for such services upon the consummation of our initial business combination in an amount equal to 4.0% of the gross proceeds of the initial public offering (exclusive of any applicable finders’ fees which might become payable). We will also pay I-Bankers a cash fee in an amount equal to 1.0% of the gross proceeds of the initial public offering if it introduces us to the target business with whom the Company completes its initial business combination.

We Have Not Selected a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our sponsor, officers, directors, promoters and other affiliates has engaged in any substantive discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, share exchange, asset acquisition or other similar business combination with us.

Additionally, we have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management endeavors to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. Our principal means of  identifying potential target businesses is through the extensive contacts and relationships of our sponsor, initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 administrative services fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination, the repayment of the $150,000 loan and reimbursement of any out-of-pocket expenses. Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;
●	growth potential;
●	brand recognition and potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;
●	stage of development of the products, processes or services;
●	existing distribution and potential for expansion;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
●	impact of regulation on the business;
●	regulatory environment of the industry;
●	the target business’s compliance with U.S. federal law;

●	costs associated with effecting the business combination;
●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence is conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of  his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait nine months (or up to 18 months) from the closing of the initial public offering in order to be able to receive a pro rata share of the trust account. Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to have their shares redeemed, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the initial public offering or purchased by them in the initial public offering or in the aftermarket. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights.

This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of ordinary shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only until the end of the Combination Period to complete our initial business combination. If we are unable to complete our initial business combination within the Combination Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in each case) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the Combination Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of  our public shares if  we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $822,000 of proceeds held outside the trust account as of April 11, 2023, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any  claims by a third party (other than our independent auditors) for services rendered or products sold to us,  or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of  the date of the liquidation of  the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $822,000 held outside of the trust account as of April 11, 2023, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

We filed our amended and restated memorandum and articles of association with the Cayman Islands General Registry on February 15, 2023. Our amended and restated memorandum and articles of association contains certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contains a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;
●	if our initial business combination is not consummated within the Combination Period, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond the Combination Period or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held general meeting.

With respect to matters submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the private placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account), subject to any pre-existing fiduciary or contractual obligations. If any of our officers or directors becomes aware of an initial business combination opportunity that may be attractive to any entity to which he has pre-existing fiduciary or contractual obligations, he will be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to

us. Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they are required to present all suitable business combination opportunities to such entities prior to presenting them to us for consideration.

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of  funds in the  trust account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of  the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have four executive officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our ordinary shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 17, 2028, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.20 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;
●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;
●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;
●	there is substantial doubt about our ability to continue as a “going concern”;
●	we have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

Our executive offices are located at Unit 1006, Block C, Jinshangjun Park, No 2 Xiaoba Road, Panlong District, Kunming, Yunnan, China, and our telephone number is +86 871 63624579. The cost for our use of this space is included in the up to $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our public shares, public warrants and rights are each traded on the Nasdaq Global Market under the symbols DIST, DISTW and DISTR, respectively. Our public shares, public warrants and rights commenced separate public trading on March 30, 2023.

(b)Holders

On April 17, 2023, there was one holder of record of our units, five holders of record of our ordinary shares, one holder of record of our warrants, and one holder of record of our rights.

(c)Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

On February 17, 2023, we consummated our initial public offering of 6,900,000 units, including 900,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one public share, one public warrant, with each whole public warrant entitling the holder thereof to purchase one ordinary share $11.50 per share, and one right, with each right entitling the holder to receive one-tenth of one ordinary share upon the consummation of our initial business combination.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $69,000,000. I-Bankers acted as representative of the underwriters. On February 17, 2023, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 545,000 units at a purchase price of $10.00 per private unit, to our sponsor, Xioasen Sponsor LLC, generating gross proceeds of $5,450,000.

Following the closing of our initial public offering on February 17, 2023, a total of $70,380,000 from the proceeds of the initial public offering was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and subsequent to our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $2,155, which represents formation and operating costs incurred through the year.

For the year ended December 31, 2021, we did not incur any formation and operating costs.

Liquidity, Capital Resources and Going Concern

On February 17, 2023, we completed our initial public offering of 6,900,000 units, at $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of our initial public offering, we completed the sale of 545,000 private units at a price of $10.00 per private unit in the private placement to the sponsor, generating gross proceeds of $5,450,000.

Following the initial public offering, the full exercise of the over-allotment option and the sale of the private units, a total of $70,380,000 was placed in the trust account. Transaction costs amounted to $4,366,343 consisting of $2,070,000 of cash underwriting discount, $1,185,493 fair value of representative shares, $12,075 fair value of representative warrants, and $1,098,775 of other offering costs.

For the year ended December 31, 2022, net cash used in operating activities was $3,850. Net loss of $2,155 was affected by the changes in operating assets and liabilities which used $1,695 of cash for operating activities.

For the year ended December 31, 2021, we did not have any cash used in operating activities.

As of December 31, 2022, we did not have a cash account and working capital deficit was $684,839. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete our initial business combination.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to (except as described below), loan us Working Capital Loans as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. The terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. The Working Capital Loans would be repaid upon consummation of a business combination, without interest.

We may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of 18 months to complete a business combination). In order to extend the time available for us to consummate a business combination, our sponsor or its affiliates or designees must deposit into the trust account $690,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete a business combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

To the extent we need to raise additional funds to operate our business, our management believes that our sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet our working capital needs through the earlier of the consummation of a business combination and one year from the date of this filing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

On July 8, 2020, we issued the IPO Note, an unsecured promissory note to the sponsor, pursuant to which we could borrow up to an aggregate principal amount of $150,000. The IPO Note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the initial public offering. In November 2022, the IPO Note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the initial public offering. As of December 31, 2022 and 2021, there were $150,000 outstanding under the IPO Note. The promissory note balance of $150,000 was subsequently paid on March 28, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor or its affiliate up to a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on February 15, 2023 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

We have engaged I-Bankers, representative of the underwriters in the initial public offering, as an advisor to assist in holding meetings with our shareholders to discuss any potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination and assist with press releases and public filings in connection with the business combination. We will pay I-Bankers a cash fee for such services upon the consummation of our initial business combination in an amount equal to 4.0% of the gross proceeds of the initial public offering (exclusive of any applicable finders’ fees which might become payable). We will also pay I-Bankers a cash fee in an amount equal to 1.0% of the gross proceeds of the initial public offering if it introduces us to the target business with whom the Company completes its initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with the initial business combination. In accordance with ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, we classify public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The public shares sold as part of the units in the initial public offering were issued with other freestanding instruments (i.e., public warrants and public rights) and as such, the initial carrying value of public shares classified as temporary equity are the allocated proceeds determined in accordance with ASC Topic 470-20 “Debt with Conversion and Other Options”. We recognize changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 258,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine.

We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments and recording of accrued expenses, including proper cut off procedures.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting.

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Jian Zhang	40	Chief Executive Officer and Chairman
Jirong Lyu	40	Chief Financial Officer and Director
Yiwen Ma	38	Chief Technology Officer
Zhanming Zhang	31	Chief Investment Officer
John Wallace	73	Director
Joseph Valenza	66	Director
Ning Wang	67	Director

The experience of our directors and executive officers is as follows:

Jian Zhang has served as our Chairman and Chief Executive Officer since inception. He has significant experience in designing, developing and operating message platforms and investing in the informational, biological, block-chain and consumer technology industries. He is currently a director of many technology and investment firms, including Yunnan Jimaoxin Information Technology Co., Ltd., Chongqing Wangwang Supply Chain Management Co., Ltd., Shenzhen Zenyi Tonglian Technology Co., Ltd. and Zhuhai Meining Technology Co., Ltd. Since August 2015, he has been the Chief Executive Officer and the Managing Partner of Yunnan Xiaosen Venture Capital Co., Ltd., a fund active in angel-round capital raising for Internet and social media startups. Since August 2017, Mr. Zhang has also been the Chief Executive Officer and Director of Hangzhou Hechuang Investment Management Co., Ltd., a fund investing in the processing, supply chain and retail channel related to agricultural products. Since August 2018, Mr. Zhang has also been the Chief Executive Officer of Tongzheng Huilian Technology (Beijing) Co., Ltd., a high-tech company focusing on the development and application of blockchain technology. From January 2005 to August 2018, he served as the Chief Executive Officer at Kunming Limit Technology Company Limited, a high-tech company mainly engaged in the development of the development of mobile communication technology. Mr. Zhang graduated from Guangdong Ocean University with a Bachelor’s degree in Engineering. We believe he is well qualified to serve on our board of directors due to his investment and operational experience in the Internet and communication industry.

Jirong Lyu has served as our Chief Financial Officer since inception and as one of our directors since February 2023. Since March 2016, he has served as a Managing Partner of Dongguan Taihua Tax Accountant Firm, an accounting firm, and Chief Financial Officer at Shanghai Shengkai Technology Co., Ltd., a company focusing on providing technical and operational services to Chinese e-commerce enterprises with cross-border operations. Mr. Lyu served as the Head of the Financial Securities Market at Guangdong Vocational College of Innovation and Technology, School of Finance and Economics from July 2011 to March 2016, during which time he led the editing of three academic textbooks focused on computerized accounting. From July 2006 to June 2011, Mr. Lyu served as the Manager of the Tax Department at Dongguan Wabisen Certified Public Accountants Co., Ltd., an accounting firm. Mr. Lyu graduated from Zhengzhou University of Aeronautics with a Bachelor’s degree in Management. We believe he is well qualified to serve on our board of directors due to his experience and academic expertise in financial counseling, international taxation and securities transactions.

Yiwen Ma has served as our Chief Technology Officer since inception. Mr. Ma has substantial experience researching and developing the systems and programs related to instant messaging and big data technology. Since September 2009, he has been serving as the Software Manager of Kunming Limit Technology Company Limited. Mr. Ma graduated from Kunming University of Science and Technology with a Bachelor’s degree in Engineering.

Zhanming Zhang has served as our Chief Investment Officer since November 2022. He began his career as a human resource manager with Chongqing Hengyue Huashang Education Technology Co., Ltd. from January 2017 to December 2018. From January 2019 to December 2021, he served as the president of Guangzhou Tiancheng Capital Management Group Co., Ltd., an

investment company focusing on early- and mid-stage companies, where he was responsible for sourcing deals. Since December 2021, Mr. Zhang has served as the deputy director of the SME Listing Service Alliance of the China Promotion Center, which assists private companies in listing their securities on stock exchanges. In 2022, Mr. Zhang, along with several venture capital firms, co-founded the Future Unicorn Alliance, an organization focusing on investing in high- tech industries. Mr. Zhang studied human resource management in Chongqing University.

John Wallace has served as one of our directors since February 2023. From December 2015 to April 2020, Mr. Wallace served as the Chairman and Chief Executive Officer of the Delaware Board of Trade, a subsidiary of Ideanomics,Inc. (NASDAQ: IDEX), a broker-dealer operating an Alternative Trading System (ATS) for equities not listed on a stock exchange. From July 2019 to September 2020, he served as a director of Ideanomics, Inc. and from January 2015 to May 2020, he served as a director of Gene Biotherapeutics, Inc. (OTCMKTS: CRMX), a company that manages a portfolio of investments in medical technologies. Since September 2006, Mr. Wallace has also served as the President and Chief Executive Officer of Philadelphia Financial Services, LLC, a company providing consulting services to firms in the financial services industry. From August 2008 to October 2011, he served as the President and Chief Executive Officer of Miami International Holdings, Inc., a company that creates exchange technology. From January 1981 to July 2008, Mr. Wallace served in various managerial positions, including the Chairman and Chief Executive Officer, of the Philadelphia Stock Exchange before its acquisition by the NASDAQ OMX Group Inc. in July 2008. Mr. Wallace graduated from Franklin & Marshall College in Lancaster, Pennsylvania with a Bachelor’s degree in Economics and retired honorably from the United States Army, holding the rank of Lieutenant Colonel. We believe he is well qualified to serve on our board of directors due to his extensive managerial and entrepreneurial experience in securities transactions and the U.S. capital markets.

Joseph Valenza has served as one of our directors since February 2023. From June 2019 to April 2020, he served as the President and Chief Revenue Officer of the Delaware Board of Trade. From September 2015 to May 2017, Mr. Valenza worked as a NASDAQ Equity Market Maker at Canacord Genuity Group Inc. (TSX: CF), a financial services firm. From June 2017 to May 2019, Mr. Valenza worked primarily on his real estate business. From May 2011 to August 2015, he served as the Vice President of Sales Retail Liquidity at The Goldman Sachs Group, Inc. (NYSE: GS). From October 2009 to April 2011, Mr. Valenza served as the Head of Sales at Surge Trading, a company that was a market maker in NYSE and NASDAQ securities. From May 2008 to September 2009, he was the President of Drexel Hamilton, LLC, an institutional broker-dealer. Mr. Valenza served as Senior Vice President of the Sales and Development at Lehman Brothers, Inc. from February 2006 to April 2008. He is a former member of the American Stock Exchange Retail Advisory Committee and the Chicago Board of Options Managing Directors Committee. Mr. Valenza attended St. Francis College with a Bachelor’s degree in History and was honorably discharged from the United States Coast Guard Reserve. We believe he is well qualified to serve on our board of directors due to his extensive managerial and entrepreneurial experience in securities transactions and the U.S. capital markets.

Ning Wang has served as one of our directors since February 2023. Since December 2014, he has served as the President of China Electronics Chamber of Commerce, or the CECC, an organization comprised of companies, groups and industry organizations engaged in the production and distribution of electronic products. He has also served in various managerial positions at the CECC since 1993 including as Secretary General and Executive Vice President. He is an independent director at both Jiu Rong Holdings Ltd. (2358.HK), an investment holding company principally engaged in the manufacture and sale of digital televisions, and Fibocom Wireless Inc. (SHE: 300638), a Shenzhen-based wireless communication module and Internet-of-Things solution provider. From January1990 to March 1992, he served as the director of the Management Division of the National Household Appliances Management Center. Mr. Wang graduated from Renmin University of China with a Bachelor’s degree in political economics. We believe he is well qualified to serve on our board of directors due to his substantial experience in the marketing and distribution of electronic products and public company management.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into two classes with only one class of directors being elected in each year and each (except for those directors appointed prior to our first annual general meeting) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Wallace, Valenza and Wang will expire at our first annual general meeting and the term of office of the second class of directors, consisting of Messrs. Zhang and Lyu will expire at our second annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination (unless required by Nasdaq). Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established two standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Wallace, Valenza and Wang serve as members of our audit committee, and Mr. Wallace chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Wallace, Valenza and Wang meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Wallace qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Wallace, Valenza and Wang serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Wallace, Valenza and Wang are independent and Mr. Valenza chairs the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Wallace, Valenza and Wang. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our Code of Ethics will soon be available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website and we will provide a copy of our Code of Ethics upon request.

Item 11.Executive Compensation.

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 17, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,448,000 of our ordinary shares issued and outstanding as of April 17, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of the date of this Report.

Numbers of
	Ordinary Shares	Approximate Percentage
	Beneficially	of Outstanding
Name and Address of Beneficial Owner (1)	Owned	Ordinary Shares
Xiaosen Sponsor LLC (2)	2,270,000	24.03%
Jian Zhang (2)	2,270,000	24.03%
Joseph Valenza (2)	—	—
Zhanming Zhang (2)	—	—
John Wallace (2)	—	—
Ning Wang (2)	—	—
Jirong Lyu (2)	—	—
Yiwen Ma (2)	—	—
All directors and officers as a group (6 individuals)	2,270,000	24.03%
(1)	Unless otherwise noted, the business address of each of the entities or individuals is Unit 1006, Block C, Jinshangjun Park, No. 2 Xiaoba Road, Panlong District, Kunming, Yunnan, China.
(2)	Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Jian Zhang, our Chief Executive Officer, who, as the manager of our sponsor, has voting and dispositive power over the shares held by our sponsor. Each of our officers and directors is or will be, directly or indirectly, a member of our sponsor.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

In July 2020, our sponsor paid $25,000 to cover certain of our offering costs in consideration for 1,150,000 Class B ordinary shares. In August 2021, we effected a share dividend of 0.25 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding 1,437,500 Class B ordinary shares. In January 2023, we effected a share dividend of 0.2 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding 1,725,000 Class B ordinary shares and thereafter redesignated our authorized share capital to include only a single class of ordinary shares and redesignated our issued and outstanding Class B ordinary shares into ordinary shares.

Our sponsor has purchased an aggregate of 545,000 private units for a purchase price of $10.00 per unit in the private placement. The private units (including the securities underlying the private units) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

On February 15, 2023, we entered into an administrative services agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum nine months, unless we extend the length of our Combination Period, our sponsor will be paid up to $10,000 per month ($90,000 in the aggregate) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On July 8, 2020, we issued the IPO Note, an unsecured promissory note to the sponsor, pursuant to which we could borrow up to an aggregate principal amount of $150,000. The IPO Note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the initial public offering. In November 2022, the IPO Note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the initial public offering. As of December 31, 2022 and 2021, there were $150,000 outstanding under the IPO Note. The promissory note balance of $150,000 was subsequently paid on March 28, 2023.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Any such Working Capital Loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We will have up to nine months from the closing of our initial public offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any three-month extension period. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental on February 15, 2023, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $690,000 ($0.10 per unit) (up to an aggregate of $2,070,000 (or $0.30 per unit)) on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. Any such payments would be made in the form of a non-interest bearing loan. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans in the event that we do not complete a business combination. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, representative shares, private units, shares underlying the representative’s warrants, and any warrants that may be issued on conversion of Working Capital Loans (and any securities underlying the private units or units issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement dated February 15, 2023 requiring us to register such securities for resale.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Wallace, Valenza and Wang is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and review of the financial information included in our other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $92,700 and $69,525, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $56,650.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Marcum any audit-related fees.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary.

Not applicable.

DISTOKEN ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Distoken Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying financial statements of Distoken Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans.  In addition, the Company’s business plan is dependent on the completion of a business combination.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY
April 17, 2023

DISTOKEN ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets
Other receivable	$28	$28
Prepaid expenses	2,000	—
Total current assets	2,028	28

Deferred offering costs	678,788	256,156
TOTAL ASSETS	$680,816	$256,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$305	$—
Accrued offering costs	297,049	27,584
Advances from Sponsor	217,462	60,445
Promissory note – Sponsor	150,000	150,000
TOTAL LIABILITIES	664,816	238,029

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,003,000 shares issued and outstanding as of December 31, 2022 and 2021 (1)(2)(3)	200	200
Additional paid-in capital	27,028	27,028
Accumulated deficit	(11,228)	(9,073)
TOTAL SHAREHOLDERS’ EQUITY	16,000	18,155
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$680,816	$256,184
(1)	Includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)	On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Notes 7 and 8).
(3)	On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Notes 5 and 8).

The accompanying notes are an integral part of the financial statement.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Formation and operating costs	$2,155	$—
Net loss	$(2,155)	$—

Weighted average ordinary shares outstanding, basic and diluted(1)(2)(3)	1,725,000	1,773,644
Basic and diluted net loss per ordinary share	$—	$—
(1)	Includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)	On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Notes 7 and 8).
(3)	On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Notes 5 and 8).

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Total
			Additional		Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2020	1,825,000	$182	$27,028	$(9,073)	$18,137

Issuance of Representative Shares	178,000	18	—	—	18

Net loss	—	—	—	—	—
Balance – December 31, 2021	2,003,000	200	27,028	(9,073)	18,155

Net loss	—	—	—	(2,155)	(2,155)
Balance – December 31, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(11,228)	$16,000
(1)	Includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)	On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Notes 7 and 8).
(3)	On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Notes 5 and 8).

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(2,155)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	—
Accrued expenses	305	—
Net cash used in operating activities	(3,850)	—

Cash Flows from Financing Activities:
Advances from related party	157,017	52,843
Proceeds from promissory note – related party	—	44,731
Payment of offering costs	(153,167)	(97,574)
Net cash provided by financing activities	3,850	—

Net Change in Cash	—	—
Cash – Beginning	—	—
Cash – Ending	$—	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$297,049	$27,584

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Distoken Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 1, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 13, 2023. On February 17, 2023, the Company consummated the Initial Public Offering of 6,900,000 units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 545,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement (the “Private Placement”) to the Company’s sponsor, Xiaosen Sponsor LLC (the “Sponsor”), generating gross proceeds of $5,450,000, which is described in Note 4.

Transaction costs amounted to $4,366,343 consisting of $2,070,000 of cash underwriting discount, $1,185,493 fair value of representative shares, $12,075 fair value of representative warrants, and $1,098,775 of other offering costs.

Following the closing of the Initial Public Offering on February 17, 2023, an amount of $70,380,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share) as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with a Business Combination) and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) that would affect the ability of holders of Public Shares to convert or sell their shares to the Company in connection with a Business Combination or to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 9 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (c) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until 9 months from the closing of the Initial Public Offering, or until November 17, 2023, to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 9 months, it may, by resolution of the Company’s board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 18 months) (the “Combination Period”), subject to the Sponsor depositing additional funds into the Trust Account. Pursuant to the terms of the Company’s Memorandum and Articles of Association and the Trust Agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the prospectus, in order for the time available to consummate the Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $690,000 ($0.10 per Unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect the Company’s stock price and its search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern Consideration

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor issuance of Founder Shares, loan proceeds from the Sponsor of $150,000 under a promissory note and advances from related party. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Initial Public Offering and the Private Placement proceeds that are due from the Sponsor.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statement is issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until November 17, 2023 to consummate a Business Combination (or August 17, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by November 17, 2023 (or August 17, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2023 (or August 17, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of December 31, 2022 and 2021.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC Topic 470-20, “Debt With Conversion and Other Options”. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. At December 31, 2022 and 2021, there were no ordinary shares subject to possible redemption.

Deferred Offering Costs

The Company complies with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares will be charged to temporary equity and offering costs allocated to Public Warrants (as defined in Note 3) were charged to shareholders’ equity upon the completion of the Initial Public Offering. As of December 31, 2022 and 2021, there were $678,788 and $256,156 of deferred offering costs, respectively, recorded in the accompanying balance sheets.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 258,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 5). At December 31, 2022 and 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company will account for the Public, Private, and Representative Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and will classify the warrant instruments as equity in the financial statements after the Initial Public Offering.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering (“IPO”), the Company sold 6,900,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 545,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,450,000 from the Company in a private placement. Each Private Unit consists of one Private Share, one right (“Private Right”) and one redeemable warrant (“Private Warrant”). Each Private Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination (see Note 7). Each whole Private Warrant will be exercisable for one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 8, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 1,150,000 ordinary shares (the “Founder Shares”). In August 2021, the Company effected a share dividend of 0.25 shares for each Founder Share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares include an aggregate of up to 225,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares (excluding the Private Shares and the Representative Shares, as defined in Note 6) upon the completion of the Initial Public Offering.

On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) for 50% of the Founder Shares, if the last reported sale price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, (y) for 50% of the Founder Shares, if the last reported sale price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after a Business Combination, or (z) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, the Company did not incur administrative services fees.

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note.

Promissory Note — Related Party

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. As of December 31, 2022 and 2021, there was $150,000 outstanding under the note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, the Company has no outstanding borrowings under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per Public Share) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, Representative Shares, Private Units and any units that may be issued on conversion of the Working Capital Loans (and any securities underlying the Private Units or units issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On February 17, 2023, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase an additional 900,000 Units at a price of $10.00 per Unit.

The underwriters were also entitled to a cash underwriting discount of $0.30 per Unit, or $2,070,000 in the aggregate, which was paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company has engaged I-Bankers Securities, Inc. (“I-Bankers”), the representative of the underwriters in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers a cash fee for such services upon the consummation of its initial business combination in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). The Company will also pay I-Bankers a cash fee in an amount equal to 1.0% of the gross proceeds of the Initial Public Offering if it introduces the Company to the target business with whom the Company completes its initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2022 and 2021, there were no preference shares issued and outstanding.

Ordinary Shares —  On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented.

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At December 31, 2022 and 2021, there were 2,003,000, ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares and 278,000 Representative Shares. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective within 60 business days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Rights or Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Rights and Public Warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value or the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value or the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Representative Shares

On July 28, 2020 the Company issued to EarlyBirdCapital and its designees an aggregate of 100,000 ordinary shares for aggregate consideration of $10.00, of which 2,250 were subsequently forfeited in August 2021. In August 2021, the Company also issued to I-Bankers Securities, Inc. and its designees an aggregate of 155,250 ordinary shares at a purchase price of $0.0001 per share, for aggregate consideration of $15.50. On October 28, 2021, the Company issued to EarlyBirdCapital and I-Bankers Securities, Inc. and its designees, 12,132 and 12,868, respectively, ordinary shares at a purchase price of $0.0001 per share, for minimal consideration of $2.50. Of the representative shares, 33,000 are no longer subject to forfeiture due to the underwriters’ exercise of their over-allotment option in full at the Initial Public Offering. Upon issuance, the representative shares were accounted for as deferred offering cost and were charged to shareholders equity upon the Initial Public Offering. The Company estimated the fair value of the 97,750 (net of 2,250 forfeited) representative shares issued on July 28, 2020 to be $2,151 based upon the price of the Founder Shares issued to the Sponsor of $0.022 per share and recorded as deferred offering costs accordingly. The 155,250 representative shares issued on August 23, 2021 and 25,000 representative shares issued on October 28, 2021 had an aggregate fair value using the scenario analysis, of which the stock price input into the founder shares scenario analysis was valued using a binomial lattice, of $1,019,993 ($6.57 per share) and $165,500 ($6.62 per share), respectively, or a total aggregate value of $1,185,493. Accordingly, $1,185,493 were accounted for as offering costs at the closing of the Initial Public Offering. The representative shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the initial public offering, and other risk factors.

The following table presents the quantitative information regarding market assumptions used in the representative shares valuation:

	August 23,	October 28,
	2021	2021
Market price of public stock (1)	$9.06	$9.09
Risk-free rate (2)	0.83%	1.22%
Dividend yield (3)	0.00	0.00
Volatility (4)	14.5%	12.5%
(1)	As reported by Bloomberg on the Valuation Date
(2)	Based on the U.S. Treasury rate with a term matching the time to expiration
(3)	Based on an analysis of the guideline companies and discussions with management
(4)	Implied volatility calculated using the Black-Scholes formula using the fair value of the warrant. This value is presented for comparison purposes only as it excludes the impact of redemption features.

The holders of the representative shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the Initial Public Offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering or commencement of sales of the Initial Public Offering, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Representative Warrants

In addition, the Company entered into a separate warrant agreement with I-Banker Securities, Inc. (referred as “I-Bankers”, the “Representative” of the Underwriters) to issue Representative Warrants exercisable to purchase 172,500 ordinary shares at a price of $12.00 per share, subject to adjustment. The representative warrants were issued at the closing of the Initial Public Offering for consideration of $100. The Company accounted for the representative warrants as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The representative warrants had an estimated fair value of $12,075 based on the third party valuation using the binomial lattice model of $0.07 per warrant. The Representative Warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement of which the prospectus forms a part and the closing of the Initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers will agree that neither it nor its designees will be permitted to exercise the warrants after the five-year anniversary of the effective date of the registration statement. The Representative Warrants and such shares to be purchased pursuant to the Representative Warrants have been deemed compensation by FINRA and are therefore subject to a lock-up period of 180 days immediately following the date of the effectiveness of the registration statement of which the prospectus forms a part pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the prospectus forms a part except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to ordinary shares and, through a special resolution, related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented.

On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend.

As disclosed within the notes, on February 17, 2023, the Company consummated the Initial Public Offering of 6,900,000, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 545,000 private units at a price of $10.00 per Private Unit in a private placement to the Company’s Sponsor, generating gross proceeds of $5,450,000.

On March 27, 2023, the Sponsor transferred $1,372,977 to the operating account as the funds to be held outside of the trust. As of the date of this financial statement filing, there is $821,821 available outside of the trust to be used for working capital purposes.

On March 28, 2023, the Company paid the $150,000 outstanding under the Promissory Note – Related party and the advances from related party which were owed as of that date, which totaled $251,969.

On March 28, 2023, the Company announced that, commencing on March 30, 2023, the Company’s units issued in its Initial Public Offering, which consist of one ordinary share of the Company, par value $0.0001 per share, one right of the Company, with each right entitling the holder thereof to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination, and one warrant of the Company, with each Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share, will no longer trade, and that the Ordinary Shares, Rights and Warrants included in the Units will commence trading separately. The Ordinary Shares, Rights and Warrants will trade on the Nasdaq Global Market under the symbols “DIST,” “DISTR” and “DISTW,” respectively. This is a mandatory and automatic separation, and no action is required by the holders of the Unit.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 15, 2023, by and between the Company and I-Bankers Securities, Inc., as representative of the several underwriters. (5)
1.2	Business Combination Marketing Agreement, dated February 15, 2023, by and between the Company and I-Bankers Securities, Inc. (5)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (5)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Specimen Rights Certificate, (2)
4.5	Warrant Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
4.6	Rights Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
4.7	Representative Warrant, dated February 17, 2023. (5)
4.8	Description of Registered Securities.*
10.1	Promissory Note, dated July 8, 2020, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated July 8, 2020, between the Registrant and the Sponsor. (2)
10.3	Amended and Restated Promissory Note, dated March 17, 2021, issued to the Sponsor. (3)
10.4	Third Amended and Restated Promissory Note, dated November 3, 2022, issued to the Sponsor. (4)
10.5	Form of Indemnity Agreement. (2)
10.6	Investment Management Trust Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
10.7	Registration Rights Agreement, dated February 15, 2023, by and among the Company, the Sponsor, and certain securityholders. (5)
10.8	Letter Agreement, dated February 15, 2023, by and among the Company, its officers and directors and the Sponsor. (5)
10.9	Sponsor Units Subscription Agreement, dated February 15, 2023, by and between the Company and the Sponsor. (5)
10.10	Administrative Services Agreement, dated February 15, 2023, by and between the Company and the Sponsor. (5)
14	Code of Ethics.*
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter.*
99.2	Compensation Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*Filed herewith.

**Furnished herewith

(1)Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-248822), filed with the SEC on September 15, 2020.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-248822), filed with the SEC on October 9, 2020.
(3)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1/A (File No. 333-248822), filed with the SEC on August 30, 2021.
(4)	Incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (File No. 333-248822), filed with the SEC on December 12, 2022.

(5)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023	DISTOKEN ACQUISITION CORPORATION

	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jian Zhang	Chief Executive Officer and Chairman	April 17, 2023
Jian Zhang	(Principal Executive Officer)

/s/ Jirong Lyu	Chief Financial Officer and Director	April 17, 2023
Jirong Lyu	(Principal Financial and Accounting Officer)

/s/ John Wallace	Director	April 17, 2023
John Wallace

/s/ Joseph Valenza	Director	April 17, 2023
Joseph Valenza

/s/ Ning Wang	Director	April 17, 2023
Ning Wang