Form 10-Q
period 2023-03-31
Distoken Acquisition Corp
filed 2023-05-18
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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
(Address of principal executive offices)

+86 871 63624579

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 17, 2023, there were 9,448,000 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DISTOKEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

DISTOKEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$827,272	$—
Other receivable	—	28
Prepaid expenses	97,308	2,000
Total current assets	924,580	2,028

Deferred offering costs	—	678,788
Cash and marketable securities held in Trust Account	70,789,924	—
TOTAL ASSETS	$71,714,504	$680,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$94,343	$305
Accrued offering costs	70,600	297,049
Advances from Sponsor	923	217,462
Promissory note – Sponsor	—	150,000
TOTAL LIABILITIES	165,866	664,816

Commitments and contingencies
Ordinary shares subject to possible redemption 6,900,000 shares at $10.24 per share redemption value as of March 31, 2023 and none at December 31, 2022	70,650,980	—

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 (excluding 6,900,000 shares subject to possible redemption) and 2,003,000 issued and outstanding as of March 31, 2023 and December 31, 2022(1)(2)(3), respectively	255	200
Additional paid-in capital	657,318	27,028
Retained Earnings (Accumulated Deficit)	240,085	(11,228)
TOTAL SHAREHOLDERS’ EQUITY	897,658	16,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,714,504	$680,816
(1)	Includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)

On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Note 7).

(3)

On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating and formation costs	$93,460	$463
Loss from operations	(93,460)	(463)

Other income:
Interest earned on marketable securities held in Trust Account	354,063	—
Unrealized gain on marketable securities held in Trust Account	55,861	—
Other income	409,924	—

Income (loss) before provision for income taxes	316,464	(463)
Income tax expense	(65,151)	—
Net income (loss)	$251,313	$(463)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption value	3,220,000	—

Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption value	$0.05	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares (1)(2)(3)	2,257,333	1,745,000

Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$0.05	$(0.00)
(1)	Excludes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)

On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Note 7).

(3)

On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(11,228)	$16,000

Sale of 545,000 private units	545,000	55	5,449,945	—	5,450,000

Fair value of public warrants at issuance	—	—	1,104,000	—	1,104,000

Fair value of representative shares	—	—	1,185,493	—	1,185,493

Fair value of rights included in public units	—	—	3,305,100	—	3,305,100

Fair value of representative warrants	—	—	12,075	—	12,075

Allocated value of transaction costs	—	—	(354,297)	—	(354,297)

Accretion for ordinary shares to redemption amount	—	—	(10,072,026)	—	(10,072,026)

Net income	—	—	—	251,313	251,313

Balance – March 31, 2023	2,548,000	$255	$657,318	$240,085	$897,658

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021(1)(2)(3)	2,003,000	$200	$27,028	$(9,073)	$18,155

Net loss	—	—	—	(463)	(463)

Balance – March 31, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(9,536)	$17,692
(1)	Includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)

On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Note 7).

(3)

On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$251,353	$(463)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(354,063)	—
Unrealized (gain) on marketable securities held in Trust Account	(55,861)	—
Changes in operating assets and liabilities:
Other receivable	28	—
Prepaid expenses	(95,308)	(1,387)
Accounts payable and accrued expenses	94,038	—
Net cash used in operating activities	(159,853)	(1,850)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(70,380,000)	—
Net cash used in investing activities	(70,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	66,930,000	—
Proceeds from sale of Private Units	5,450,000	—
Proceeds from sale of Representative warrants	100	—
Advances from related party	35,430	37,194
Repayment of advances from related party	(251,969)	—
Repayment of promissory note – related party	(150,000)	—
Payment of offering costs	(646,436)	(35,344)
Net cash provided by financing activities	71,367,125	1,850

Net Change in Cash	827,272	—
Cash – Beginning of period	—	—
Cash – End of period	$827,272	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$70,600	$48,873
Accretion of Class A ordinary shares to redemption value	$10,072,026	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Distoken Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 1, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statement is issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until November 17, 2023 to consummate a Business Combination (or August 17, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by November 17, 2023 (or August 17, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2023 (or August 17, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 15, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 27, 2023 and Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 18, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $827,272 and nil in cash as of March 31, 2023 and December 31, 2022, respectively, and no cash equivalents.

Cash and Marketable Securities in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through March 31, 2023, the Company did not withdraw any interest earned on the Trust Account. As of December 31, 2022 there were no funds deposited in the Trust Account.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At March 31, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,104,000)
Proceeds allocated to Public Rights	(3,305,100)
Ordinary share issuance costs	(4,011,946)
Plus:
Remeasurement of carrying value to redemption value	10,072,026
Ordinary shares subject to possible redemption, March 31, 2023	$70,650,980

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, fair value of representative shares, and fair value of representative warrants incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Warrants (as defined in Note 3) were charged to shareholders’ equity upon the completion of the Initial Public Offering.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $88,944 and $0 for Chinese Income Tax and VAT and surcharges as of March 31, 2023 and December 31, 2022. For the three months ended March 31, 2023 and 2022, the Company has an income tax expense of $65,151 and $0, respectively, related to the Chinese Income Tax estimate. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Net Income Per Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$147,741	$103,572	$—	$(463)
Denominator:
Basic and diluted weighted average ordinary share outstanding	3,220,000	2,257,333	—	1,745,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.00)

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

NOTE 3 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Units, inclusive of 900,000 Units sold to the underwriters on February 17, 2023 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7).

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 8, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 1,150,000 ordinary shares (the “Founder Shares”). In August 2021, the Company effected a share dividend of 0.25 shares for each Founder Share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares include an aggregate of up to 225,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares (excluding the Private Shares and the Representative Shares, as defined in Note 6) upon the completion of the Initial Public Offering. On February 17, 2023, the underwriters exercised their over-allotment option in full as part of the initial closing of the Initial Public Offering. As such, there are no shares subject to forfeiture.

On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares and, through a special resolution and, related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred and paid $15,000 in fees for these services. For the three months ended March 31, 2022, the Company did not incur any such fees for these services.

Due from Sponsor

At the closing of the Initial Public Offering on February 17, 2023, a portion of the proceeds from the sale of the Private Units in the amount of $2,000,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was held in escrow by the Sponsor and various offering costs amounting to $628,074 were paid from this account at the time of the Initial

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Public Offering. An amount of approximately $1.3 million was due from the Sponsor as of February 17, 2023. The outstanding balance was settled and transferred to the Company’s bank account on March 27, 2023. As of March 31, 2023 and December 31, 2022, there was no outstanding balance due from Sponsor.

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of March 31, 2023 and December 31, 2022, there were $923 and $217,462 outstanding balance in advances from Sponsor.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of March 31, 2023, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, the Company has no outstanding borrowings under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per Unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 6 — COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 15, 2023, the holders of the Founder Shares, Representative Shares, Private Units and any units that may be issued on conversion of the Working Capital Loans (and any securities underlying the Private Units or units issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company has engaged I-Bankers Securities, Inc. (“I-Bankers”), the representative of the underwriters in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers a cash fee for such services upon the consummation of its initial business combination in an amount equal to 4.0%, or $2,760,000 in the aggregate, of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). The Company will also pay I-Bankers a cash fee in an amount equal to 1.0%, or $690,000 in the aggregate, of the gross proceeds of the Initial Public Offering if it introduces the Company to the target business with whom the Company completes its initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Ordinary Shares —  On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares and, through a special resolution and, related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented.

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At March 31, 2023, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 6,900,000 ordinary shares subject to possible redemption. At December 31, 2022, there were 2,003,000, ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares and 278,000 Representative Shares.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Warrants — The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The following table presents the quantitative information regarding market assumptions used in the representative shares valuation:

	August 23,	October 28,
	2021	2021
Market price(1)	$9.06	$9.09
Risk-free rate(2)	0.83%	1.22%
Dividend yield(3)	0.00%	0.00%
Volatility(4)	14.5%	12.5%
(1)	As reported by Bloomberg on the Valuation Date

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

	August 23,	October 28,
	2021	2021
1.00 shares per Unit	$9.06	$9.09
0.50 warrants per Unit	0.29	0.25
0.10 rights per Unit	0.65	0.66
Total price per Unit	$10.00	$10.00
Offering price per Unit	$10.00	$10.00
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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that arere-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2023, assets held in the Trust Account were comprised of $9,230 in cash and $70,780,694 in U.S. Treasury securities. During the three months ended March 31, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2023 are as follows:

		March 31,
Description	Level	2023
Assets:
Cash and Marketable securities held in Trust Account	1	$70,789,924

The following table presents information about the Company’s equity instruments that are measured at fair value at February 17, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	February 17, 2023
Equity:
Representative Warrants	3	$12,075
Fair Value of Public Rights for ordinary shares subject to redemption allocation	3	$3,305,100
Fair Value of Public Warrants for ordinary shares subject to redemption allocation	3	$1,104,000

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Public Warrants were valued using the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. The private and representative warrants were valued using the Black-Scholes model. The following table presents the quantitative information regarding market assumptions used in the valuation of warrants:

February 17,
2023
Market price of public share	$9.56
Risk-free rate	4.23%
Dividend yield	0.00%
Volatility	4.5%

The rights were valued using a scenario analysis. The following table presents the quantitative information regarding market assumptions used in the valuation of the rights. The appraiser determined the value of the Rights based on the value of underlying security:

February 17,
2023
Value in De-SPAC(1)	$9.59
Value without De-SPAC(2)	$—
Probability(3)	50.0%
Fair value of Right to buy one Share(4)	$4.79
(1)

As the Founder Share will be converted to an ordinary share at the consummation of a transaction, it is assumed that the value of the Founder Share in the de-SPAC transaction scenario would simply equal the value of the ordinary share in a de-SPAC transaction.

(2)	The probability is as used in warrant analysis
(3)	Probability of the consummation of an initial business combination
(4)	Calculated as the weighted average price

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 30, 2023, the Company entered into an agreement with a vendor for legal and consulting services, pursuant to which the Company agreed to pay the vendor $500,000 as follows: (i) $200,000 upon the execution of the agreement, (ii) $100,000 upon the execution of a definitive agreement for the Business Combination; and (iii) $200,000 upon submission of the proxy statement for the Business Combination to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $850,000. If the Business Combination does not close, the Company shall not be responsible for any further payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Distoken Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Xiaosen Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K and final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 1, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $251,313, which consists of interest income on marketable securities held in the Trust Account of $354,063 and an unrealized gain on marketable securities held in our Trust Account of $55,861, offset by operating costs of $93,460 and Chinese income tax of 65,151.

For the three months ended March 31, 2022, we had a net loss of $463, which consisted of operating costs.

Liquidity and Capital Resources

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

For the three months ended March 31, 2023, cash used in operating activities was $159,853. Net income of $251,313 was affected by interest earned on marketable securities held in the Trust Account of $354,063 and unrealized gain on marketable securities held in our Trust Account of $55,861. Changes in operating assets and liabilities used $1,242 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $1,850. Net loss of $463 was affected by the cash used to pay prepaid expenses of $1,387.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $70,789,924 (including approximately $409,924 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $827,272. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

On July 8, 2020, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the initial public offering. In November 2022, the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the initial public offering. As of March 31, 2023 and December 31, 2022, there were $0 and $150,000 outstanding under the note, respectively. The promissory note balance of $150,000 was paid on March 28, 2023. Borrowings under the promissory note are no longer available.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged I-Bankers, representative of the underwriters in the initial public offering, as an advisor to assist in holding meetings with our shareholders to discuss any potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination and assist with press releases and public filings in connection with the Business Combination. We will pay I-Bankers a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 4.0%, or $2,760,000 in the aggregate, of the gross proceeds of the initial public offering (exclusive of any applicable finders’ fees which might become payable). We will also pay I-Bankers a cash fee in an amount equal to 1.0%, or $690,000 in the aggregate, of the gross proceeds of the initial public offering if it introduces us to the target business with whom the Company completes its initial Business Combination.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 258,000 ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriter. At March 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments and recording of accrued expenses, including income taxes and including proper cut off procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement for our Initial Public Offering, and (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 18, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2023, the Company consummated the Initial Public Offering of 6,900,000 units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $69,000,000. I-Bankers Securities, Inc. and IB Capital LLC acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-248822). The Securities and Exchange Commission declared the registration statements effective on February 15, 2023.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 545,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $5,450,000. Each Private Unit consists of one Private Share, one right (“Private Right”) and one redeemable warrant (“Private Warrant”). Each Private Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination (see Note 7). Each whole Private Warrant will be exercisable for one ordinary share at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

We paid a total of $4,366,343 consisting of $2,070,000 of cash underwriting discount, $1,185,493 fair value of representative shares, $12,075 fair value of representative warrants, and $1,098,775 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 15, 2023, by and between the Company and I-Bankers Securities, Inc. as representative of the several underwriters (1)
1.2	Business Combination Marketing Agreement, dated February 15, 2023, by and between the Company and I-Bankers Securities, Inc. (1)
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Warrant Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company (1)
4.2	Rights Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company (1)
4.3	Representative Warrant, dated February 17, 2023 (1)
10.1	Investment Management Trust Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company (1)
10.2	Registration Rights Agreement, dated February 15, 2023, by and among the Company, the Sponsor, and certain securityholders. (1)
10.3	Letter Agreement, dated February 15, 2023, by and among the Company, its officers and directors and the Sponsor (1)
10.4	Sponsor Units Subscription Agreement, dated February 15, 2023, by and between the Company and the Sponsor (1)
10.5	Administrative Services Agreement, dated February 15, 2023, by and between the Company and the Sponsor (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on February 17, 2023 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTOKEN ACQUISITION CORPORATION

Date: May 17, 2023	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2023	By:	/s/ Jirong Lyu
	Name:	Jirong Lyu
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)