Form 10-Q
period 2023-06-30
Distoken Acquisition Corp
filed 2023-08-14
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 11, 2023, there were 9,448,000 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DISTOKEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

DISTOKEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$541,496	$—
Other receivable	—	28
Prepaid expenses	253,843	2,000
Total current assets	795,339	2,028

Deferred offering costs	—	678,788
Cash and marketable securities held in Trust Account	71,598,289	—
TOTAL ASSETS	$72,393,628	$680,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$336,113	$305
Accrued offering costs	70,600	297,049
Advances from Sponsor	923	217,462
Promissory note – Sponsor	—	150,000
TOTAL LIABILITIES	407,636	664,816

Commitments and contingencies
Ordinary shares subject to possible redemption 6,900,000 shares at $10.32 per share redemption value as of June 30, 2023 and none at December 31, 2022	71,232,685	—

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 (excluding 6,900,000 shares subject to possible redemption) and 2,003,000 issued and outstanding as of June 30, 2023 and December 31, 2022(1)(2)(3), respectively	255	200
Additional paid-in capital	75,613	27,028
Retained Earnings (Accumulated Deficit)	677,439	(11,228)
TOTAL SHAREHOLDERS’ EQUITY	753,307	16,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,393,628	$680,816
(1)	At December 31, 2022, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$203,128	$463	$296,588	$925
Loss from operations	(203,128)	(463)	(296,588)	(925)

Other income:
Interest earned on marketable securities held in Trust Account	874,662	—	1,228,725	—
Unrealized gain on marketable securities held in Trust Account	(66,297)	—	(10,436)	—
Total other income, net	808,365	—	1,218,289	—

Income (Loss) before provision for income taxes	605,237	(463)	921,701	(925)
Provision for income taxes	(167,883)	—	(233,034)	—
Net income (loss)	$437,354	$(463)	$688,667	$(925)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption value	6,900,000	—	5,070,166	—

Basic and diluted net income per share, ordinary shares subject to possible redemption value	$0.05	$—	$0.09	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares(1)(2)(3)	2,548,000	1,745,000	2,403,470	1,745,000

Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$0.05	$0.00	$0.09	$0.00
(1)	At December 31, 2022, excludes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(11,228)	$16,000

Sale of 545,000 private units	545,000	55	5,449,945	—	5,450,000

Fair value of public warrants at issuance	—	—	1,104,000	—	1,104,000

Fair value of representative shares	—	—	1,185,493	—	1,185,493

Fair value of rights included in public units	—	—	3,305,100	—	3,305,100

Fair value of representative warrants	—	—	12,075	—	12,075

Allocated value of transaction costs	—	—	(354,297)	—	(354,297)

Accretion for ordinary shares to redemption amount	—	—	(10,072,026)	—	(10,072,026)

Net income	—	—	—	251,313	251,313

Balance – March 31, 2023	2,548,000	$255	$657,318	$240,085	$897,658

Accretion for ordinary shares to redemption amount	—	—	(581,705)	—	(581,705)

Net income	—	—	—	437,354	437,354

Balance – June 30, 2023	2,548,000	$255	$75,613	$677,439	$753,307

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021(1)(2)(3)	2,003,000	$200	$27,028	$(9,073)	$18,155

Net loss	—	—	—	(463)	(463)

Balance – March 31, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(9,536)	$17,692

Net loss	—	—	—	(463)	(463)

Balance – June 30, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(9,998)	$17,230
(1)	At December 31, 2022, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$688,667	$(925)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,228,725)	—
Unrealized (gain) on marketable securities held in Trust Account	10,436	—
Changes in operating assets and liabilities:
Other receivable	28	—
Prepaid expenses	(251,843)	(925)
Accounts payable and accrued expenses	335,808	—
Net cash used in operating activities	(445,629)	(1,850)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(70,380,000)	—
Net cash used in investing activities	(70,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	66,930,000	—
Proceeds from sale of Private Units	5,450,000	—
Proceeds from sale of Representative warrants	100	—
Advances from related party	35,430	37,794
Repayment of advances from related party	(251,969)	—
Repayment of promissory note – related party	(150,000)	—
Payment of offering costs	(646,436)	(35,944)
Net cash provided by financing activities	71,367,125	1,850

Net Change in Cash	541,496	—
Cash – Beginning of period	—	—
Cash – End of period	$541,496	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$70,600	$53,446
Accretion of Class A ordinary shares to redemption value	$10,653,731	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through June 30, 2023 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2023

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

The Company has 9 months from the closing of the Initial Public Offering, or until November 17, 2023, to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 9 months, it may, by resolution of the Company’s board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 18 months) (the “Combination Period”), subject to the Sponsor depositing additional funds into the Trust Account. Pursuant to the terms of the Company’s Memorandum and Articles of Association and the Trust Agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the prospectus, in order for the time available to consummate the Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $690,000 ($0.10 per Unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 15, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 27, 2023 and Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 18, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $541,496 and nil in cash as of June 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Cash and Marketable Securities in Trust Account

At June 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through June 30, 2023, the Company did not withdraw any interest earned on the Trust Account. As of December 31, 2022 there were no funds deposited in the Trust Account.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At June 30, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,104,000)
Proceeds allocated to Public Rights	(3,305,100)
Ordinary share issuance costs	(4,011,946)
Plus:
Remeasurement of carrying value to redemption value	10,653,731
Ordinary shares subject to possible redemption, June 30, 2023	$71,232,685

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

JUNE 30, 2023

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $315,604 and $0 for Chinese Income Tax and VAT and surcharges as of June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, the Company has an income tax expense of $167,883 and $0, respectively, related to the Chinese Income Tax estimate. For the six months ended June 30, 2023 and 2022, the Company has an income tax expense of $233,034 and $0, respectively, related to the Chinese Income Tax estimate. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$319,405	$117,949	$—	$(463)
Denominator:
Basic and diluted weighted average ordinary share outstanding	6,900,000	2,548,000	—	1,745,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.00)

	For the Six Months Ended June 30,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$467,196	$221,471	$—	$(925)
Denominator:
Basic and diluted weighted average ordinary share outstanding	5,070,166	2,403,470	—	1,745,000
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$—	$(0.00)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $45,000 in fees for these services. For the three and six months ended June 30, 2022, the Company did not incur any such fees for these services.

Due from Sponsor

At the closing of the Initial Public Offering on February 17, 2023, a portion of the proceeds from the sale of the Private Units in the amount of $2,000,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was held in escrow by the Sponsor and various offering costs amounting to $628,074 were paid from this account at the time of the Initial Public Offering. An amount of approximately $1.3 million was due from the Sponsor as of February 17, 2023. The outstanding balance was settled and transferred to the Company’s bank account on March 27, 2023. As of June 30, 2023 and December 31, 2022, there was no outstanding balance due from Sponsor.

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of June 30, 2023 and December 31, 2022, there were $923 and $217,462 outstanding balance in advances from Sponsor.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of June 30, 2023, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, the Company has no outstanding borrowings under the Working Capital Loans.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Vendor Agreement

On April 30, 2023, the Company entered into an agreement with a vendor for legal and consulting services, pursuant to which the Company agreed to pay the vendor $500,000 as follows: (i) $200,000 upon the execution of the agreement, (ii) $100,000 upon the execution of a definitive agreement for the Business Combination; and (iii) $200,000 upon submission of the proxy statement for the Business Combination to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $850,000. If the Business Combination does not close, the Company shall not be responsible for any further payments. On May 4, 2023, the Company paid a $200,000 retainer pursuant to the agreement. As of June 30, 2023, $21,555 has been charged to expense against the retainer amount and $178,445 was recorded as prepaid expenses in the accompanying unaudited condensed balance sheet.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

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

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At June 30, 2023, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 6,900,000 ordinary shares subject to possible redemption. At December 31, 2022, there were 2,003,000, ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares and 278,000 Representative Shares. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Representative Warrants

In addition, the Company entered into a separate warrant agreement with I-Banker Securities, Inc. (referred as “I-Bankers”, the “Representative” of the Underwriters) to issue Representative Warrants exercisable to purchase 172,500 ordinary shares at a price of $12.00 per share, subject to adjustment. The representative warrants were issued at the closing of the Initial Public Offering for consideration of $100. The Company accounted for the representative warrants as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The representative warrants had an estimated fair value of $12,075 based on the third party valuation using the binomial lattice model of $0.07 per warrant. The Representative Warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement for the Initial Public Offering and the closing of the Initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, neither I-Bankers nor its designees will be permitted to exercise the warrants after the five-year anniversary of the effective date of the registration statement for the Initial Public Offering. The Representative Warrants and such shares to be purchased pursuant to the Representative Warrants have been deemed compensation by FINRA and are therefore subject to a lock-up period of 180 days immediately following the date of the effectiveness of the registration statement for the Initial Public Offering pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement for the Initial Public Offering except to any underwriter and selected dealer that participated in the Initial Public Offering and their bona fide officers or partners.

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

At June 30, 2023, assets held in the Trust Account were comprised of $9,315 in cash and $71,588,974 in U.S. Treasury securities. During the three and six months ended June 30, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2023 are as follows:

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

		June 30,
Description	Level	2023
Assets:
Cash and Marketable securities held in Trust Account	1	$71,598,289

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $437,354, which consists of interest income on marketable securities held in the Trust Account of $874,662, offset by an unrealized loss on marketable securities held in our Trust Account of $66,297, operating costs of $203,128 and Chinese income tax of $167,883.

For the six months ended June 30, 2023, we had net income of $688,667, which consists of interest income on marketable securities held in the Trust Account of $1,228,725, offset by an unrealized loss on marketable securities held in our Trust Account of $10,436, operating costs of $296,588 and Chinese income tax of $233,034.

For the three months ended June 30, 2022, we had a net loss of $463, which consisted of operating costs.

For the six months ended June 30, 2022, we had a net loss of $925, which consisted of operating costs.

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

For the six months ended June 30, 2023, cash used in operating activities was $445,629. Net income of $688,667 was affected by interest earned on marketable securities held in the Trust Account of $1,228,725 and unrealized loss on marketable securities held in our Trust Account of $10,436. Changes in operating assets and liabilities provided $83,993 of cash from operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $1,850. Net loss of $925 was affected by the cash used to pay prepaid expenses of $925.

As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $71,598,289 (including $1,218,289 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $541,496. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, we have until November 17, 2023 to consummate a Business Combination (or August 17, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by November 17, 2023 (or August 17, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. We have determined that mandatory liquidation, should a Business Combination not occur, and an extension not be approved by our shareholders, and potential subsequent dissolution and the liquidity issue raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

On July 8, 2020, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the initial public offering. In November 2022, the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the initial public offering. As of June 30, 2023 and December 31, 2022, there were $0 and $150,000 outstanding under the note, respectively. The promissory note balance of $150,000 was paid on March 28, 2023. Borrowings under the promissory note are no longer available.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On April 30, 2023, we entered into an agreement with a vendor for legal and consulting services, pursuant to which we agreed to pay the vendor $500,000 as follows: (i) $200,000 upon the execution of the agreement, (ii) $100,000 upon the execution of a definitive agreement for the Business Combination; and (iii) $200,000 upon submission of the proxy statement for the Business Combination to the SEC. Additionally, if the Business Combination closes, we will make a final additional payment of $850,000. If the Business Combination does not close, we shall not be responsible for any further payments.

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 258,000 ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriter. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments and recording of accrued expenses, including income taxes and including proper cut off procedures.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 18, 2023, (ii) registration statement for our Initial Public Offering, and (iii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 18, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

DISTOKEN ACQUISITION CORPORATION

Date: August 11, 2023	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Jirong Lyu
	Name:	Jirong Lyu
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)