Form 10-Q
period 2023-09-30
Distoken Acquisition Corp
filed 2023-11-14
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 14, 2023, there were 6,429,692 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DISTOKEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

DISTOKEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$348,701	$—
Other receivable	—	28
Prepaid expenses	142,393	2,000
Total current assets	491,094	2,028

Deferred offering costs	—	678,788
Cash and Investments held in Trust Account	72,539,636	—
TOTAL ASSETS	$73,030,730	$680,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$582,448	$305
Accrued offering costs	70,000	297,049
Advances from Sponsor	923	217,462
Promissory note – Sponsor	—	150,000
TOTAL LIABILITIES	653,371	664,816

Commitments and contingencies
Ordinary shares subject to possible redemption 6,900,000 shares at $10.43 per share redemption value as of September 30, 2023 and none at December 31, 2022	71,990,957	—

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 (excluding 6,900,000 shares subject to possible redemption) and 2,003,000 issued and outstanding as of September 30, 2023 and December 31, 2022(1)(2)(3), respectively	255	200
Additional paid-in capital	—	27,028
Accumulated Deficit	386,147	(11,228)
TOTAL SHAREHOLDERS’ EQUITY	386,402	16,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,030,730	$680,816
(1)	At December 31, 2022, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$428,379	$463	$724,967	$1,388
Loss from operations	(428,379)	(463)	(724,967)	(1,388)

Other income:
Interest earned on Investments held in Trust Account	914,783	—	2,143,508	—
Unrealized gain on Investments held in Trust Account	26,564	—	16,128	—
Total other income, net	941,347	—	2,159,636	—

Income (loss) before provision for income taxes	512,968	(463)	1,434,669	(1,388)
Provision for income taxes	(121,601)	—	(354,635)	—
Net income (loss)	$391,367	$(463)	$1,080,034	$(1,388)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption value	6,900,000	—	5,686,813	—

Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption value	$0.04	$—	$0.13	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares(1)(2)(3)	2,548,000	1,745,000	2,452,176	1,745,000

Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$0.04	$(0.00)	$0.13	$(0.00)
(1)	At December 31, 2022, excludes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(11,228)	$16,000

Sale of 545,000 private units	545,000	55	5,449,945	—	5,450,000

Fair value of public warrants at issuance	—	—	1,104,000	—	1,104,000

Fair value of representative shares	—	—	1,185,493	—	1,185,493

Fair value of rights included in public units	—	—	3,305,100	—	3,305,100

Fair value of representative warrants	—	—	12,075	—	12,075

Allocated value of transaction costs	—	—	(354,297)	—	(354,297)

Accretion for ordinary shares to redemption amount	—	—	(10,072,026)	—	(10,072,026)

Net income	—	—	—	251,313	251,313

Balance – March 31, 2023	2,548,000	255	657,318	240,085	897,658

Accretion for ordinary shares to redemption amount	—	—	(581,705)	—	(581,705)

Net income	—	—	—	437,354	437,354

Balance – June 30, 2023	2,548,000	255	75,613	677,439	753,307

Accretion for ordinary shares to redemption amount	—	—	(75,613)	(682,659)	(758,272)

Net income	—	—	—	391,367	391,367

Balance – September 30, 2023	2,548,000	$255	$—	$386,147	$386,402

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021(1)(2)(3)	2,003,000	$200	$27,028	$(9,073)	$18,155

Net loss	—	—	—	(463)	(463)

Balance – March 31, 2022(1)(2)(3)	2,003,000	200	27,028	(9,536)	17,692

Net loss	—	—	—	(462)	(462)

Balance – June 30, 2022(1)(2)(3)	2,003,000	200	27,028	(9,998)	17,230

Net loss	—	—	—	(463)	(463)

Balance – September 30, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(10,461)	$16,767
(1)	At December 31, 2022, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,080,034	$(1,388)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(2,143,508)	—
Unrealized gain on Investments held in Trust Account	(16,128)	—
Changes in operating assets and liabilities:
Other receivable	28	—
Prepaid expenses	(140,393)	(462)
Accounts payable and accrued expenses	582,143	—
Net cash used in operating activities	(637,824)	(1,850)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(70,380,000)	—
Net cash used in investing activities	(70,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	66,930,000	—
Proceeds from sale of Private Units	5,450,000	—
Proceeds from sale of Representative warrants	100	—
Advances from the Sponsor	35,430	117,875
Repayment of advances from the Sponsor	(251,969)	—
Repayment of promissory note – the Sponsor	(150,000)	—
Payment of offering costs	(647,036)	(116,025)
Net cash provided by financing activities	71,366,525	1,850

Net Change in Cash	348,701	—
Cash – Beginning of period	—	—
Cash – End of period	$348,701	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$70,000	$41,029
Accretion of Class A ordinary shares to redemption value	$11,412,003	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through September 30, 2023 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (“Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with a Business Combination) and (b) not to propose an amendment to the Memorandum and Articles of Association (i) that would affect the ability of holders of Public Shares to convert or sell their shares to the Company in connection with a Business Combination or to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 9 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (c) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company initially had 9 months from the closing of the Initial Public Offering, or until November 17, 2023, to consummate a Business Combination. However, if the Company anticipated that it would not be able to consummate a Business Combination within 9 months, it was originally permitted, by resolution of the Company’s board of directors (the “Board”) if requested by the Sponsor, extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 18 months), subject to the Sponsor depositing additional funds into the Trust Account (the “Original Extension”). Pursuant to the terms of the Memorandum and Articles of Association and the Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of the prospectus, in order for the time available to consummate the Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, was originally required to deposit into the Trust Account $690,000 ($0.10 per Unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline.

On November 10, 2023, the Company held an extraordinary general meeting (the “Extension Meeting”), at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to amend the terms of the Original Extension and to give the Board the right to extend the date by which the Company has to consummate a Business Combination (such date, the “Termination Date”) from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board (the “New Extension”). In connection with the New Extension,

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “Extension Redemption”). As a result of the Extension Redemption, an aggregate amount of $31.9 million (approximately $10.57 per share) will be removed from the Trust Account to pay such holders. (See Note 9)

On November 10, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “Extension Funds”), pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. (See Note 9)

As a result of the New Extension, the Company has the ability to extend liquidation until November 18, 2024, or such earlier date as determined by the Board (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statement is issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until November 17, 2023 to consummate a Business Combination, which may be extended until November 18, 2024 as per the terms of the  New Extension. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by a liquidation deadline, there will be a mandatory liquidation and subsequent dissolution.

Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after a liquidation deadline. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 15, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 27, 2023 and Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 18, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $348,701 and nil in cash as of September 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Cash and Investments in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through September 30, 2023, the Company did not withdraw any interest earned on the Trust Account. As of December 31, 2022 there were no funds deposited in the Trust Account.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

At September 30, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,104,000)
Proceeds allocated to Public Rights	(3,305,100)
Ordinary share issuance costs	(4,011,946)
Plus:
Remeasurement of carrying value to redemption value	11,412,003
Ordinary shares subject to possible redemption, September 30, 2023	$71,990,957

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $498,679 and $0 for Chinese Income Tax and VAT and surcharges as of September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, the Company has an income tax expense of $121,601 and $0, respectively, related to the Chinese Income Tax estimate. For the nine months ended September 30, 2023 and 2022, the Company has an income tax expense of $354,635 and $0, respectively, related to the Chinese Income Tax estimate. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$285,821	$105,546	$—	$(463)
Denominator:
Basic and diluted weighted average ordinary share outstanding	6,900,000	2,548,000	—	1,745,000
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.00)

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$754,633	$325,401	$—	$(1,388)
Denominator:
Basic and diluted weighted average ordinary share outstanding	5,686,813	2,452,176	—	1,745,000
Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$—	$(0.00)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $75,000 in fees for these services. For the three and nine months ended September 30, 2022, the Company did not incur any such fees for these services.

Due from Sponsor

At the closing of the Initial Public Offering on February 17, 2023, a portion of the proceeds from the sale of the Private Units in the amount of $2,000,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was held in escrow by the Sponsor and various offering costs amounting to $628,074 were paid from this account at the time of the Initial Public Offering. An amount of approximately $1.3 million was due from the Sponsor as of February 17, 2023. The outstanding balance was settled and transferred to the Company’s bank account on March 27, 2023. As of September 30, 2023 and December 31, 2022, there was no outstanding balance due from Sponsor.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of September 30, 2023 and December 31, 2022, there were $923 and $217,462 outstanding balance in advances from Sponsor.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of September 30, 2023, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, the Company has no outstanding borrowings under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, on November 10, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Vendor Agreement

On April 30, 2023, the Company entered into an agreement with a vendor for legal and consulting services, pursuant to which the Company agreed to pay the vendor $500,000 as follows: (i) $200,000 upon the execution of the agreement, (ii) $100,000 upon the execution of a definitive agreement for the Business Combination; and (iii) $200,000 upon submission of the proxy statement for the Business Combination to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $850,000. If the Business Combination does not close, the Company shall not be responsible for any further payments. On May 4, 2023, the Company paid a $200,000 retainer pursuant to the agreement. As of September 30, 2023, $110,780 has been charged to expense against the retainer amount and $89,220 was recorded as prepaid expenses in the accompanying unaudited condensed balance sheet.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

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

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At September 30, 2023, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 6,900,000 ordinary shares subject to possible redemption. At December 31, 2022, there were 2,003,000, ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares and 278,000 Representative Shares. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

At September 30, 2023, assets held in the Trust Account were comprised of $3,996 in cash and $72,535,640 in U.S. Treasury securities. During the nine months ended September 30, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2023
Assets:
Investments held in Trust Account	1	$72,535,640

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

SEPTEMBER 30, 2023

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 10, 2023, the Company held the Extension Meeting, at which the Company’s shareholders approved, the New Extension to extend the Termination Date from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board. In connection with the New Extension, shareholders holding 3,018,308 ordinary shares exercised their right to the Extension Redemption. As a result of the Extension Redemption, an aggregate amount of $31.9 million (approximately $10.57 per share) will be removed from the Trust Account to pay such holders.

On November 10, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “ Report”) to “we,” “us” or the “Company” refer to Distoken Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Xiaosen Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $391,367, which consists of interest income on marketable securities held in the Trust Account of $914,783 and an unrealized gain on marketable securities held in our Trust Account of $26,564, offset by operating costs of $428,379 and Chinese income tax of $121,601.

For the nine months ended September 30, 2023, we had net income of $1,080,034, which consists of interest income on marketable securities held in the Trust Account of $2,143,508 and an unrealized gain on marketable securities held in our Trust Account of $16,128, offset by operating costs of $724,967 and Chinese income tax of $354,635.

For the three and nine months ended September 30, 2022, we had a net loss of $463 and $1,388, respectively, which consisted of operating costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

For the nine months ended September 30, 2023, cash used in operating activities was $637,824. Net income of $1,080,034 was affected by interest earned on marketable securities held in the Trust Account of $2,143,508 and unrealized gain on marketable securities held in our Trust Account of $16,128. Changes in operating assets and liabilities provided $441,778 of cash from operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $1,850. Net loss of $1,388 was affected by the cash used to pay prepaid expenses of $462.

As of September 30, 2023, we had cash and marketable securities held in the Trust Account of $72,539,636 (including $2,159,636 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $348,701. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

The Company was originally permitted to extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, our Sponsor or its affiliates or designees was originally required to deposit into the Trust Account $690,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete a Business Combination. On November 10, 2023, the Company held the Extension Meeting, at which the Company’s shareholders approved the New Extension to extend the Termination Date from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board. In connection with the New Extension, shareholders holding 3,018,308 ordinary shares exercised their right to the Extension Redemption. As a result of the Extension Redemption, an aggregate amount of $31.9 million (approximately $10.57 per share) will be removed from the Trust Account to pay such holders.

On November 10, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, we may extend the amount of time to consummate a Business Combination until November 18, 2024, as extended by the New Extension. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by a liquidation deadline there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 258,000 ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to material weaknesses previously identified in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses previously identified relate to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments and recording of accrued expenses, including income taxes and including proper cut off procedures, which has not yet been remediated and still exist as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, other than as disclosed below, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 18, 2023, (ii) registration statement for our Initial Public Offering, (iii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 18, 2023; and (iv) definitive proxy statement, as filed with the SEC on October 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering and the related private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023. There has been no material change in the planned use of proceeds from our Initial Public Offering and private placement as described in the registration statement for the Initial Public Offering. The specific investments in our trust account may change from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (Embedded as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTOKEN ACQUISITION CORPORATION

Date: November 14, 2023	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Jirong Lyu
	Name:	Jirong Lyu
	Title:	Chief Financial Officer (Principal Financial Officer)