Form 10-K
period 2023-12-31
Distoken Acquisition Corp
filed 2024-04-17
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☒         No  ☐

The aggregate market value of the outstanding shares of the registrant’s ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market was $74,076,960.

As of April 16, 2024 there were 6,429,692 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares (as defined below) paid by our sponsor (as defined below);
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	our financial performance;
●	the impact on the amount held in the trust account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or management team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	the trust account not being subject to claims of third parties; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) business combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;
●	“2024 Note” are to the unsecured promissory note we issued to the sponsor (as defined below) on February 26, 2024 in the aggregate principal amount of up to $1,000,000;
●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company;
●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Combination Period” are to the 21-month period, from the closing of the initial public offering (as defined below) to November 18, 2024 (or such earlier date as determined by the board), as extended upon the approval of the Extension Amendment (as defined below) at the Extension Meeting (as defined below), that we have to consummate an initial business combination; provided that the Combination Period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rule;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “our Company,” “we” or “us” are to Distoken Acquisition Corporation, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account, warrant agent of our public warrants (as defined below), and rights agent of our rights (as defined below];

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“Extension Amendment” are to the amendment to the amended and restated memorandum and articles of association adopted at the Extension Meeting to extend the Combination Period to November 18, 2024 (or such earlier date as determined by the board);
●	“Extension Funds” are to up to $360,000 to be deposited into the trust account in connection with the Extension Amendment;
●	“Extension Meeting” are to our extraordinary general meeting of shareholders held on November 10, 2023;
●	“Extension Note” are to the unsecured promissory note in the aggregate amount of up to $360,000 issued to the sponsor by the Company in connection with the Extension Amendment and Extension Funds;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to the ordinary shares initially purchased by our sponsor prior to the initial public offering (for the avoidance of doubt, such ordinary shares will not be “public shares” (as defined below));
●	“I-Bankers” are to I-Bankers Securities, Inc., representative of the underwriters in our initial public offering;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” or “IPO” are to the initial public offering that we consummated on February 17, 2023;
●	“initial shareholders” are to our sponsor and other holders of our founder shares prior to our initial public offering, but excludes the representative shares (as defined below);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Note” are to the unsecured promissory note we issued to the sponsor, dated July 8, 2020 and as amended in March 2021 and November 2022, pursuant to which we may borrow up to $150,000;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 15, 2020, as amended, and declared effective on February 13, 2023 (File No. 333-248822);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our executive officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Global Market;

●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;
●	“private rights” are to the rights underlying the private units;
●	“private shares” are to the ordinary shares underlying the private units;
●	“private units” are to the units issued to our sponsor in the private placement, as well as any units that may be issued upon conversion of Working Capital Loans;
●	“private warrants” are to the warrants underlying the private units;
●	“public rights” are to our rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shares” are to the ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
●	“representative shares” are to the 278,000 ordinary shares that we issued to I-Bankers and certain third parties and their designees;
●	“representative warrants” are to the warrants that we issued to I-Bankers exercisable to purchase 172,500 ordinary shares at a price of $12.00 per share, subject to adjustment;
●	“rights” are to our public rights and private rights, together;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Xioasen Sponsor LLC, a Cayman Islands limited liability company;
●	“trust account” are to the U.S.-based trust account in which an amount of $70,380,000 from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share, one public warrant and one public right;

v

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;
●	“warrants” are to our redeemable warrants, which include the public warrants (whether they were purchased in our initial public offering or thereafter in the open market), and the private warrants; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.Business.

Overview

We are a blank check company formed as a Cayman Islands exempted company for the purpose of effecting our initial business combination. We have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

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

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On February 17, 2023, we consummated our initial public offering of 6,900,000 units, including 900,000 units issued pursuant to the full exercise by our underwriters of their over-allotment option. Each unit consists of one ordinary share, one public warrant, with each whole public warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $69,000,000.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jian Zhang, our Chief Executive Officer, and Jirong Lyu, our Chief Financial Officer. We must complete our initial business combination by November 18, 2024, 21 months from the closing of our initial public offering. If our initial business combination is not consummated by the end of this Combination Period, then, unless our board of directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the trust account.

Extension of Our Combination Period

We initially had until November 17, 2023, 9 months from the closing of our initial public offering, to consummate our initial business combination. However, if the Company anticipated that it would not be able to consummate a business combination within 9 months, it was originally permitted, by resolution of the board if requested by the sponsor, to extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months), subject to the sponsor depositing additional funds into the trust account (the “Paid Extension”). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental, in order for the time available to consummate our initial business combination to be extended, the sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $690,000 ($0.10 per unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline.

On November 10, 2023, we held the Extension Meeting, at which our shareholders approved the Extension Amendment to amend the terms of the Paid Extension and to give the board the right to extend the date by which we have to consummate a business combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the board. In connection with the Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the Extension Amendment, we issued the Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial business combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of December 31, 2023, there was $60,000 outstanding borrowings under the Extension Note.

As of December 31, 2023, we advanced an aggregate amount of $60,000 from our operating account into the trust account on the Sponsor’s behalf to extend the time we have to complete an initial business combination to January 18, 2024. The advance payments were recorded as due from Sponsor in the accompanying financial statements.

From January 2024 through April 2024, we advanced an aggregate amount of $90,000 from our operating account into the trust account on the Sponsor’s behalf to extend the time we have to complete an initial business combination to April 18, 2024. On April 9, 2024, the Sponsor wired $210,000 of Extension Funds into our operating account to reimburse us the $150,000 advances we made on Sponsor’s behalf and to fund the next two months of extension payments amounting to $60,000. We plan on extending the time we have to complete an initial business combination by one month from April 18, 2024 to May 18, 2024 by depositing the $30,000 monthly extension payment into the trust account on or before April 26, 2024.

On February 26, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial business combination or the date of liquidation. As of April 16, 2024, total borrowings under this note amounted to $265,688.

As a result of the Extension Amendment, we have until November 18, 2024, or such earlier date as determined by the board to consummate our initial business combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on our Company or our management, such as our ability to maintain our listing on Nasdaq.

Investment Criteria

Our management team is focused on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so. Any particular business combination opportunity that we ultimately determine to pursue may only meet some but not all of these criteria:

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

Financial Position

With funds in the trust account of approximately $41.44 million, as of December 31, 2023 available to use for a business combination (assuming no tax withdrawals or no shareholder seeks redemption of their shares or seeks to sell their shares to us in any tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us. Furthermore, redemptions in connection with our initial business combination could reduce the amount of funds available to be used in connection with such business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We utilize cash derived from the proceeds of our initial public offering and the private placement in effecting a business combination, which has not yet been identified. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Additionally, we have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure our shareholders that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management endeavors to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all significant risk factors.

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

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 administrative services fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination. Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

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

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure our shareholders that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure our shareholders that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure our shareholders that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait nine months (or up to 18 months) from the closing of the initial public offering in order to be able to receive a pro rata share of the trust account. Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

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

We may also elect to seek to further extend the Combination Period. Such an extension requires the approval of our public shareholders to amend our amended and restated memorandum and articles of association, who will be provided the opportunity to at that time to redeem all or a portion of their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our Company, such as our ability to maintain our listing on Nasdaq).

Redemption Rights

At any meeting called to approve an initial business combination, public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the initial public offering or purchased by them in the initial public offering or in the aftermarket. Additionally, the holders of the representative shares will not have redemption rights with respect to the representative shares.

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

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his redemption rights.

This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure our shareholders of this fact.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of ordinary shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $96,000 of proceeds held outside the trust account as of December 31, 2023, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.50 (based on the trust account balance as of December 31, 2023, net of income taxes payable). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than $10.50 (based on the trust account balance as of December 31, 2023, net of income taxes payable). While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us,  or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $96,000 held outside of the trust account as of December 31, 2023, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure our shareholders we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

We filed our amended and restated memorandum and articles of association with the Cayman Islands General Registry on February 15, 2023 and filed the Extension Amendment on November 14, 2023. Our amended and restated memorandum and articles of association contains certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contains a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

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

We may, however, elect to seek to further extend the Combination Period. Such an extension requires the approval of our public shareholders, who will be provided the opportunity to at that time to redeem all or a portion of their public shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our Company, such as our ability to maintain our listing on Nasdaq).

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

Employees

We currently have four executive officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b - 2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive cash fees that will be released from the trust account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.20 per share (as of December 31, 2023);
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.20 (as of December 31, 2023) per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”). Our Chief Executive Officer, Jian Zhang, a Chinese citizen, is the Manager of the sponsor, which controls approximately 35.3% of our issued and outstanding ordinary shares, and therefore we or our sponsor may constitute a “foreign person” under CFIUS rules and regulations;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination;
●	if our initial business combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination; and
●	there is substantial doubt about our ability to continue as a “going concern.”

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

We will be required to evaluate our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our trust account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on our Company or management team, such as our ability to maintain our listing on Nasdaq.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time, instruct Continental, as trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement entered into between us and Continental, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A ordinary shares or pre-initial business combination activity]; or (iii) absent an initial business combination within the Combination Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 (as of December 31, 2023) per public share upon the liquidation of our trust account and our warrants and rights will expire worthless.

For additional risks relating to our operations, other than as set forth above,see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023 and March 31, 2023 as filed with the SEC on November 14, 2023 and May 17, 2023, respectively, and (iv) Definitive Proxy Statement on Schedule 14A as filed with the SEC on October 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a business combination. However, because we have investments in our trust account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2.Properties.

Our executive offices are located at Unit 1006, Block C, Jinshangjun Park, No. 2 Xiaoba Road, Panlong District, Kunming, Yunnan, China, and our telephone number is +86 871 63624579. The cost for our use of this space is included in the up to $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

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

(b)Holders

On April 16, 2024, there was one holder of record of our units, five holders of record of our ordinary shares, one holder of record of our warrants, and one holder of record of our rights.

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

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our 2022 Annual Report. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement. The specific investments in our trust account may change from time to time.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 10, 2023 we held the Extension Meeting and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from November 17, 2023 (which was nine months from the closing of the initial public offering) to November 18, 2024 (or such earlier date as determined by the board). In connection with the Extension Amendment, public shareholders holding 3,018,308 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $31,907,588.28, or approximately $10.57 per share, to redeeming public shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

(d) Maximum number
			(c) Total number of	(or approximate dollar
	(a) Total		shares (or units)	value) of shares (or
	number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share (or	publicly announced	purchased under the
Period	purchased	unit)	plans or programs	plans or programs
October 1 – October 31, 2023	—	—	—	—

November 1 – November 30, 2023	3,018,308	$10.57	—	—

December 1 – December 31, 2023	—	—	—	—

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on July 1, 2020 formed for the purpose of effecting a business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Extension of our Combination Period

We initially had until November 17, 2023, 9 months from the closing of our initial public offering, to consummate our initial business combination. However, if the Company anticipated that it would not be able to consummate a business combination within 9 months, it was originally permitted, by resolution of the board if requested by the sponsor, to extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months), subject to the sponsor depositing additional funds into the trust account (the “Paid Extension”). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental, in order for the time available to consummate our initial business combination to be extended, the sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $690,000 ($0.10 per unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline.

On November 10, 2023, we held the Extension Meeting, at which our shareholders approved the Extension Amendment to amend the terms of the Paid Extension and to give the board the right to extend the date by which we have to consummate a business combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the board. In connection with the Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the Extension Amendment, we issued the Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial business combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of December 31, 2023, there was $60,000 outstanding borrowings under the Extension Note.

As of December 31, 2023, we advanced an aggregate of $60,000 from our operating account into the trust account on the Sponsor’s behalf to extend the time we have to complete an initial business combination to January 18, 2024. The advance payments were recorded as due from Sponsor in the accompanying financial statements.

Recent Developments

From January 2024 through April 2024, we advanced an aggregate amount of $90,000 from our operating account into the trust account on the Sponsor’s behalf to extend the time we have to complete an initial business combination to April 18, 2024. On April 9, 2024, the Sponsor wired $210,000 of Extension Funds into our operating account to reimburse us the $150,000 advances we made on Sponsor’s behalf and to fund the next two months of extension payments amounting to $60,000. We plan on extending the time we have to complete an initial business combination by one month from April 18, 2024 to May 18, 2024 by depositing the $30,000 monthly extension payment into the trust account on or before April 26, 2024.

On February 26, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial business combination or the date of liquidation. As of April 16, 2024, total borrowings under this note amounted to $265,688.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $1,304,731, which consists of interest earned on investments held in the trust account of $2,908,568, offset by operating costs of $1,168,926 and Chinese income tax of $434,911.

For the year ended December 31, 2022, we had a net loss of $2,155, which represents formation and operating costs incurred through the year.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity, Capital Resources, and Going Concern

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

For the year ended December 31, 2023, net income of $1,304,731 is reduced by the effect of interest earned on investments held in the trust account of $2,908,568 and increased by the changes in operating assets and liabilities of $773,798, arriving at the net cash used in operating activities was $830,039.

For the year ended December 31, 2022, net loss of $2,155 was reduced by the changes in operating assets and liabilities of $1,695, arriving at the net cash used in operating activities of $3,850.

On November 10, 2023, we held the Extension Meeting, at which our shareholders approved the Extension Amendment to amend the terms of the Paid Extension and to give the board the right to extend the date by which we have to consummate a business combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the board. In connection with the Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the Extension Amendment, we issued the Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial business combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of December 31, 2023, there was $60,000 outstanding borrowings under the Extension Note.

As of December 31, 2023, we advanced an aggregate amount of $60,000 from our operating account into the trust account on the Sponsor’s behalf to extend the time we have to complete an initial business combination to January 18, 2024. The advance payments were recorded as due from Sponsor in the accompanying financial statements.

As of December 31, 2023, we had investments held in the trust account of $41,440,980 (including $1,787,722 of interest income and unrealized gains) consisting of money market funds which are invested primarily in U.S. government securities. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $96,486. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, we may extend the amount of time to consummate a business combination until November 18, 2024, as extended by the Extension Amendment. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by a liquidation deadline there will be a mandatory liquidation and subsequent dissolution.

We have determined that mandatory liquidation, should a business combination not occur, and an extension not be approved by our shareholders, and potential subsequent dissolution and the liquidity issue raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting estimates require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. We have identified the following critical accounting estimates:

Investments in Trust Account

Assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. We accounted for the investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations. As of December 31, 2023, the fair value of investments held in Trust Account amounts to $41,440,980.

Derivative Financial Instruments

We evaluate financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

We accounted for Rights as equity-classified instruments based on an assessment of the Rights’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considered whether the Rights were freestanding financial instruments pursuant to ASC 480, met the definition of a liability pursuant to ASC 480, and whether the Rights met all the requirements for equity classification under ASC 815, including whether the Rights were indexed to the Company’s own shares of common stock, among other conditions for the equity classification. The fair value of public rights at issuance amounted to $3,305,100.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment. The fair value of public warrants at issuance amounted to $1,104,000, while the fair value of representative warrants at issuance amounted to $12,075.

Recent Accounting Standards

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to:

(i)	material weaknesses previously identified related to ineffective review of controls over the financial statement preparation process including the valuation of complex financial instruments and recording of accrued expenses, including income taxes and including proper cut off procedures identified as of December 31, 2022.

(ii)	material weakness in internal controls related to ineffective review of controls over the financial statement preparation process including the error in recording of excise tax payable and failure to record amounts due from the Sponsor and the Extension Note payable to Sponsor identified as of December 31, 2023.
(iii)	material weakness in internal controls related to the compliance with the terms of the extension payment to extend the time we have to complete an initial business combination identified as of December 31, 2023.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

In response to the identified material weaknesses, the Company designed and implemented remediation measures to address these material weaknesses identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting.

Other than as discussed above, there was no change in our internal control over financial reporting during the period ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Jian Zhang	41	Chief Executive Officer and Chairman
Jirong Lyu	41	Chief Financial Officer and Director
Yiwen Ma	39	Chief Technology Officer
Zhanming Zhang	32	Chief Investment Officer
John Wallace	74	Director
Joseph Valenza	67	Director
Ning Wang	68	Director

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

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

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

We have adopted an amended and restated audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and
●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

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

We have adopted an amended and restated compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

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

The board of directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

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

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 20203, our board of directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 16, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 6,429,692 of our ordinary shares issued and outstanding as of April 16, 2024.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these private warrants are not exercisable within 60 days of the date of this Report.

	Numbers of
	Ordinary Shares	Approximate Percentage
	Beneficially	of Outstanding
Name and Address of Beneficial Owner (1)	Owned	Ordinary Shares
Xiaosen Sponsor LLC (2)	2,270,000	35.3%
Jian Zhang (2)	2,270,000	35.3%
Joseph Valenza (2)	—	—
Zhanming Zhang (2)	—	—
John Wallace (2)	—	—
Ning Wang (2)	—	—
Jirong Lyu (2)	—	—
Yiwen Ma (2)	—	—
All directors and officers as a group (7 individuals)	2,270,000	35.3%

Other 5% Shareholders
Wealthspring Capital LLC (3)	446,073	6.94%
First Trust Parties (4)	363,369	5.65%
(1)	Unless otherwise noted, the business address of each of the entities or individuals is Unit 1006, Block C, Jinshangjun Park, No. 2 Xiaoba Road, Panlong District, Kunming, Yunnan, China.
(2)	Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Jian Zhang, our Chief Executive Officer, who, as the manager of our sponsor, has voting and dispositive power over the shares held by our sponsor. Each of our officers and directors is or will be, directly or indirectly, a member of our sponsor.
(3)	According to a Schedule 13G filed on February 8, 2024 by Wealthspring Capital LLC and Matthew Simpson. The business address of each of the reporting persons is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(4)	According to a Schedule 13G filed on February 14, 2024 by (i) First Trust Merger Arbitrage Fund (“VARBX”), (ii) First Trust Capiral Management L.P. (“FTCM”), (iii) First Trust Capital Solutions L.P. (“FTCS”), and (iv) FTCS Sub GP LLC (“Sub GP”, collectively, the “First Trust Parties”). The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

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

On February 15, 2023, we entered into an administrative services agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 21 months, unless we further extend the length of our Combination Period, our sponsor will be paid up to $10,000 per month for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On November 10, 2023, in connection with the Extension Amendment, we issued the Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of December 31, 2023, there was $60,000 outstanding borrowings under the Extension Note.

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

We initially had up to nine months from the closing of our initial public offering to consummate an initial business combination. However, if we anticipated that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental on February 15, 2023, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $690,000 ($0.10 per unit), up to an aggregate of $2,070,000 ($0.30 per unit) on or prior to the date of the applicable deadline, for each three-month extension. In connection with the Extension Amendment, our amended and restated memorandum and articles of association was amended to remove this requirement. Instead, the sponsor has agreed to pay $30,000 per month for each calendar month commencing on November 18, 2023 until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. However, we cannot assure our shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

The holders of the founder shares, representative shares, private units, shares underlying the representative’s warrants, and any warrants that may be issued on conversion of Working Capital Loans (and any securities underlying the private units or units issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement, dated February 15, 2023, requiring us to register such securities for resale.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and quarterly reviews of the financial statements included in our other required filings with the SEC, including the aggregate fees related to audit services in connection with our initial public offering, for the years ended December 31, 2023 and 2022 totaled approximately $136,990 and $168,405, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022 we did not pay Marcum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2023 and 2022.

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

Omitted at our Company’s option.

DISTOKEN ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Distoken Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying financial statements of Distoken Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, statements of changes in shareholders’ (deficit) equity and cash flows for each of the two years ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 18, 2024. There is no assurance that the Company will obtain the necessary shareholder approvals to extend the business combination deadline on a monthly basis to November 18, 2024 or raise the additional capital it needs to fund its business operations and complete any business combination, if at all.   These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 16, 2024

PCAOB ID# 688

DISTOKEN ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets
Cash	$96,486	$—
Other receivable	—	28
Due from Sponsor	60,000	—
Prepaid expenses	63,366	2,000
Total current assets	219,852	2,028

Deferred offering costs	—	678,788
Investments held in Trust Account	41,440,980	—
TOTAL ASSETS	$41,660,832	$680,816

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$205,074	$305
Accrued offering costs	70,000	297,049
Chinese taxes payable	630,367	—
Advances from Sponsor	923	217,462
Promissory note – Sponsor	—	150,000
Extension Note – Sponsor	60,000	—
TOTAL LIABILITIES	966,364	664,816

Commitments and contingencies
Ordinary shares subject to possible redemption 3,881,692 shares at $10.50 per share redemption value as of December 31, 2023 and none at December 31, 2022	40,760,613	—

SHAREHOLDERS’(DEFICIT) EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 (excluding 3,881,692 shares subject to possible redemption) and 2,003,000 issued and outstanding as of December 31, 2023 and 2022(1)(2)(3), respectively	255	200
Additional paid-in capital	—	27,028
Accumulated Deficit	(66,400)	(11,228)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(66,145)	16,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$41,660,832	$680,816
(1)	At December 31, 2022, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)	On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Note 7).
(3)	On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Note 5).

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating and formation costs	$1,168,926	$2,155
Loss from operations	(1,168,926)	(2,155)

Other income:
Interest earned on Investments held in Trust Account	2,908,568	—
Total other income	2,908,568	—

Income (loss) before provision for income taxes	1,739,642	(2,155)
Provision for income taxes	(434,911)	—
Net income (loss)	$1,304,731	$(2,155)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption value	5,570,867	—
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption value	$0.16	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares(1)(2)(3)	2,476,329	1,745,000
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$0.16	$(0.00)
(1)	At December 31, 2022, excludes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)	On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Note 7).
(3)	On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Note 5).

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	2,003,000	$200	$27,028	$(9,073)	$18,155

Net loss	—	—	—	(2,155)	(2,155)

Balance – December 31, 2022(1)(2)(3)	2,003,000	200	27,028	(11,228)	16,000

Sale of 545,000 private units	545,000	55	5,449,945	—	5,450,000

Fair value of public warrants at issuance	—	—	1,104,000	—	1,104,000

Fair value of representative shares	—	—	1,185,493	—	1,185,493

Fair value of rights included in public units	—	—	3,305,100	—	3,305,100

Fair value of representative warrants	—	—	12,075	—	12,075

Allocated value of transaction costs	—	—	(354,297)	—	(354,297)

Accretion for ordinary shares to redemption amount	—	—	(10,729,344)	(1,359,903)	(12,089,247)

Net income	—	—	—	1,304,731	1,304,731

Balance – December 31, 2023	2,548,000	$255	$—	$(66,400)	$(66,145)
(1)	At December 31, 2022, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)	On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Note 7).
(3)	On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Note 5).

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,304,731	$(2,155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(2,908,568)	—
Changes in operating assets and liabilities:
Other receivable	28	—
Prepaid expenses	(61,366)	(2,000)
Accounts payable and accrued expenses	204,769	305
Chinese taxes payable	630,367	—
Net cash used in operating activities	(830,039)	(3,850)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(70,380,000)	—
Cash deposited in Trust Account for extension payments	(60,000)	—
Cash withdrawn from Trust Account in connection with redemption	31,907,588	—
Net cash used in investing activities	(38,532,412)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	66,930,000	—
Proceeds from sale of Private Units	5,450,000	—
Proceeds from sale of Representative warrants	100	—
Advances from the Sponsor	35,430	157,017
Repayment of advances from the Sponsor	(251,969)	—
Repayment of promissory note – the Sponsor	(150,000)	—
Payment of offering costs	(647,036)	(153,167)
Redemption of ordinary shares	(31,907,588)	—
Net cash provided by financing activities	39,458,937	3,850

Net Change in Cash	96,486	—
Cash – Beginning of period	—	—
Cash – End of period	$96,486	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$70,000	$297,049
Accretion of ordinary shares to redemption value	$12,089,247	$—

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through December 31, 2023 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with a Business Combination) and (b) not to propose an amendment to the Memorandum and Articles of Association (i) that would affect the ability of holders of Public Shares to redeem or sell their shares to the Company in connection with a Business Combination or to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 9 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (c) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

On November 10, 2023, the Company held an extraordinary general meeting (the “Extension Meeting”), at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to amend the terms of the Original Extension and to give the Board the right to extend the date by which the Company has to consummate a Business Combination (such date, the “Termination Date”) from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board (the “New Extension”). In connection with the New Extension, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “Extension Redemption”). As a result of the Extension Redemption, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the Trust Account to pay such holders.

On November 10, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “Extension Funds”), pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2023, there was $60,000 outstanding borrowings under the Extension Note.

As of December 31, 2023, the Company advanced an aggregate amount of $60,000 from the Company’s operating account into the trust account on the Sponsor’s behalf to extend the time the Company has to complete an initial business combination to January 18, 2024. The advance payments were recorded as due from Sponsor (see Note 5).

From January 2024 through April 2024, the Company advanced an aggregate amount of $90,000 from the Company’s operating account into the trust account on Sponsor’s behalf to extend the time the Company has to complete an initial business combination to April 18, 2024. On April 9, 2024, the Sponsor wired $210,000 of Extension Funds into the Company’s operating account to reimburse the Company the $150,000 advances it made on Sponsor’s behalf and to fund the next two months of extension payments amounting to $60,000. The Company plans on extending the time to complete an initial business combination by one month from April 18, 2024 to May 18, 2024 by depositing the $30,000 monthly extension payment into the trust account on or before April 26, 2024 (see Note 10).

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company may extend the amount of time to consummate a Business Combination from April 18, 2024, on a monthly basis up to twelve times, until November 18, 2024, or such earlier date as determined by the board. It is uncertain that the Company will be able to consummate a Business Combination by this time. The Company plans on extending the time to complete an initial business combination by one month from April 18, 2024 to May 18, 2024 by depositing the $30,000 monthly extension payment into the trust account on or before April 26, 2024. If a Business Combination is not consummated by November 18, 2024 (if extended by the full amount of time); there will be a mandatory liquidation and subsequent dissolution.

Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 18, 2024. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $96,486 and nil in cash as of December 31, 2023 and 2022, respectively, and no cash equivalents as of such dates.

Investments in Trust Account

At December 31, 2023, assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 (Investments—Debt and Equity Securities), where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations. As of December 31, 2022 there were no funds deposited in the Trust Account.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At December 31, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,104,000)
Proceeds allocated to Public Rights	(3,305,100)
Ordinary share issuance costs	(4,011,946)
Redemption of ordinary shares	(31,907,588)
Plus:
Remeasurement of carrying value to redemption value	12,089,247
Ordinary shares subject to possible redemption, December 31, 2023	$40,760,613

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $630,367 and $0 for Chinese Income Tax and VAT and surcharges as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company recorded an income tax expense of $434,911 and $0, respectively, related to the Chinese Income Tax estimate, and $195,456 and $0, respectively, for VAT and surcharges. The VAT and surcharges were recorded as part of the Company’s general and administrative expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$903,232	$401,499	$—	$(2,155)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,570,867	2,476,329	—	1,745,000
Basic and diluted net income (loss) per ordinary share	$0.16	$0.16	$—	$(0.00)

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 —PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Units, inclusive of 900,000 Units sold to the underwriters on February 17, 2023, upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7).

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 8, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 1,150,000 ordinary shares (the “Founder Shares”). In August 2021, the Company effected a share dividend of 0.25 shares for each Founder Share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares include an aggregate of up to 225,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares (excluding the Private Shares and the Representative Shares, as defined in Note 6) upon the completion of the Initial Public Offering. On February 17, 2023, the underwriters exercised their over - allotment option in full as part of the closing of the Initial Public Offering. As such, there are no shares subject to forfeiture.

On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred and paid $105,000 in fees for these services. For the year ended December 31, 2022, the Company did not incur any such fees for these services.

Due from Sponsor

At the closing of the Initial Public Offering on February 17, 2023, $2,000,000 of the proceeds from the sale of the Private Units was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was held in escrow by the Sponsor and various offering costs amounting to $628,074 were paid from this account at the time of the Initial Public Offering. Approximately $1.3 million was due from the Sponsor as of February 17, 2023. The outstanding balance was settled and transferred to the Company’s bank account on March 27, 2023.

As of December 31, 2023, the Company advanced an aggregate amount of $60,000 from the Company’s operating account into the trust account on the Sponsor’s behalf to extend the time the Company has to complete an initial business combination to January 18, 2024.

From January 2024 through April 2024, the Company advanced an aggregate amount of $90,000 from the Company’s operating account into the trust account on the Sponsor’s behalf to extend the time the Company has to complete an initial business combination to April 18, 2024. On April 9, 2024, the Sponsor wired $210,000 of Extension Funds into the Company’s operating account to reimburse the Company the $150,000 advances it made on Sponsor’s behalf and to fund the next two months of extension payments amounting to $60,000. The Company plans on extending the time to complete an initial business combination by one month from April 18, 2024 to May 18, 2024 by depositing the $30,000 monthly extension payment into the trust account on or before April 26, 2024 (see Note 10).

As of December 31, 2022, there was no outstanding balance due from Sponsor.

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of December 31, 2023 and 2022, there were $923 and $217,462 of outstanding balances in advances from Sponsor.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of December 31, 2023, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, the Company has no outstanding borrowings under the Working Capital Loans.

Extension Note - Sponsor

As discussed in Note 1, on November 10, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2023, there was $60,000 outstanding borrowings under the Extension Note.

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

Vendor Agreement

On April 30, 2023, the Company entered into an agreement with a vendor for legal and consulting services, pursuant to which the Company agreed to pay the vendor $500,000 as follows: (i) $200,000 upon the execution of the agreement, (ii) $100,000 upon the execution of a definitive agreement for the Business Combination; and (iii) $200,000 upon submission of the proxy statement for the Business Combination to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $850,000. If the Business Combination does not close, the Company shall not be responsible for any further payments. On May 4, 2023, the Company paid a $200,000 retainer pursuant to the agreement. As of December 31, 2023, $169,935 has been charged to expense against the retainer amount and $30,065 was recorded as prepaid expenses in the accompanying balance sheet.

NOTE 7 — SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2023 and 2022, there were no preference shares issued and outstanding.

Ordinary Shares —  On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented.

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At December 31, 2023, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 3,881,692 ordinary shares subject to possible redemption. At December 31, 2022, there were 2,003,000, ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares and 278,000 Representative Shares. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

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

The following tables present the quantitative information regarding market assumptions used in the representative shares valuation:

	August 23,	October 28,
	2021	2021
Market price(1)	$9.06	$9.09
Risk-free rate(2)	0.83%	1.22%
Dividend yield(3)	0.00%	0.00%
Volatility(4)	14.5%	12.5%
(1)	As reported by Bloomberg on the Valuation Date
(2)	Based on the U.S. Treasury rate with a term matching the time to expiration
(3)	Based on an analysis of the guideline companies and discussions with management
(4)	Implied volatility calculated using the Black-Scholes formula using the fair value of the warrant. This value is presented for comparison purposes only as it excludes the impact of redemption features.

	August 23,	October 28,
	2021	2021
1.00 share per Unit	$9.06	$9.09
0.50 warrant per Unit	0.29	0.25
0.10 right per Unit	0.65	0.66
Total price per Unit	$10.00	$10.00
Offering price per Unit	$10.00	$10.00

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

NOTE 8 — INCOME TAXES

If the Company is deemed a Chinese tax resident enterprise, its worldwide income, including the interest income from U.S. Treasury bills and mutual funds, will be taxable at a standard rate of 25% for China’s corporate income tax purposes. The interest income is calculated by deducting operation costs and corresponding interest costs from interest revenue. From a tax perspective, the Company is a Chinese tax resident enterprise that should make the tax registration at the competent tax authority of the place where its actual management is located.

The Chinese income tax provisions for the years ended December 31, 2023 and 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Income (loss) before provision for income taxes	1,739,642	(2,155)
China’s corporate income tax standard rate (on income)	25.0%	—
Income tax provision	$434,911	$—

As of December 31, 2023 and 2022, the Company did not have any deferred tax assets and liabilities.

A reconciliation of the Chinese income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
China’s corporate income tax standard rate	25.0%	—
Income tax provision	25.0%	—

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At December 31, 2023, assets held in the Trust Account were comprised of $41,440,980 in money market funds which are invested primarily in U.S. government securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2023
Assets:
Investments held in Trust Account	1	$41,440,980

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 26, 2024, the Company issued an unsecured promissory note (the “2024 Note”) in the aggregate principal amount of up to $1,000,000 to the Sponsor, for the Company’s working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination by the Company or the date of the Company’s liquidation. As of April 16, 2024, total borrowings under this note amounted to $265,688.

From January 2024 through April 2024, the Company advanced an aggregate amount of $90,000 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial business combination to April 18, 2024. On April 9, 2024, the Sponsor wired $210,000 of Extension Funds into the Company’s operating account to reimburse the Company the $150,000 advances it made on Sponsor’s behalf and to fund the next two months of extension payments amounting to $60,000. The Company plans on extending the time to complete an initial business combination by one month from April 18, 2024 to May 18, 2024 by depositing the $30,000 monthly extension payment into the trust account on or before April 26, 2024.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 15, 2023, by and between the Company and I-Bankers Securities, Inc., as representative of the several underwriters. (5)
1.2	Business Combination Marketing Agreement, dated February 15, 2023, by and between the Company and I-Bankers Securities, Inc. (5)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (5)
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association. (7)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Specimen Rights Certificate, (2)
4.5	Warrant Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
4.6	Rights Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
4.7	Representative Warrant, dated February 17, 2023. (5)
4.8	Description of Registered Securities.(6)
10.1	Promissory Note, dated July 8, 2020, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated July 8, 2020, between the Registrant and the Sponsor. (2)
10.3	Amended and Restated Promissory Note, dated March 17, 2021, issued to the Sponsor. (3)
10.4	Third Amended and Restated Promissory Note, dated November 3, 2022, issued to the Sponsor. (4)
10.5	Form of Indemnity Agreement. (2)
10.6	Investment Management Trust Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
10.7	Registration Rights Agreement, dated February 15, 2023, by and among the Company, the Sponsor, and certain securityholders. (5)
10.8	Letter Agreement, dated February 15, 2023, by and among the Company, its officers and directors and the Sponsor. (5)
10.9	Sponsor Units Subscription Agreement, dated February 15, 2023, by and between the Company and the Sponsor. (5)
10.10	Administrative Services Agreement, dated February 15, 2023, by and between the Company and the Sponsor. (5)
10.11	Promissory Note, dated November 10, 2023, issued to the Sponsor. (7)
14	Code of Ethics.(6)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023. *
99.1	Amended and Restated Audit Committee Charter.*
99.2	Amended and Restated Compensation Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

42

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

(5)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

(6)Incorporated by reference to the Company’s Annual Report on Form 10 - K for the fiscal year ended December 31, 2022, filed with the SEC on April 18, 2023.
(7)Incorporated by reference to the Company’s Current Report on Form 8 - K, filed with the SEC on November 16, 2023.

43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2024	DISTOKEN ACQUISITION CORPORATION

	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jian Zhang	Chief Executive Officer and Chairman	April 16, 2024
Jian Zhang	(Principal Executive Officer)

/s/ Jirong Lyu	Chief Financial Officer and Director	April 16, 2024
Jirong Lyu	(Principal Financial and Accounting Officer)

/s/ John Wallace	Director	April 16, 2024
John Wallace

/s/ Joseph Valenza	Director	April 16, 2024
Joseph Valenza

/s/ Ning Wang	Director	April 16, 2024
Ning Wang

44