Form 10-Q
period 2024-03-31
Distoken Acquisition Corp
filed 2024-06-05
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of June 3, 2024, there were 6,429,692 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DISTOKEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DISTOKEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,159	$96,486
Due from Sponsor	136,923	60,000
Prepaid expenses	31,538	63,366
Total current assets	169,620	219,852

Investments held in Trust Account	42,058,979	41,440,980
TOTAL ASSETS	$42,228,599	$41,660,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$540,485	$205,074
Accrued offering costs	70,000	70,000
Chinese taxes payable	677,573	630,367
Advances from Sponsor	923	923
Promissory note - related party	75,688	—
Extension Note – Sponsor	136,923	60,000
TOTAL LIABILITIES	1,501,592	966,364

Commitments and contingencies
Ordinary shares subject to possible redemption, 3,881,692 shares at $10.65 and $10.50 per share redemption value as of March 31, 2024 and December 31, 2023, respectively	41,331,406	40,760,613

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 issued and outstanding (excluding 3,881,692 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	255	255
Additional paid-in capital	—	—
Accumulated deficit	(604,654)	(66,400)
TOTAL SHAREHOLDERS’ DEFICIT	(604,399)	(66,145)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$42,228,599	$41,660,832

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating costs	$497,691	$93,460
Loss from operations	(497,691)	(93,460)

Other income:
Interest earned on Investments held in Trust Account	541,076	354,063
Unrealized gain on investments held in Trust Account	—	55,861
Total other income	541,076	409,924

Income before provision for income taxes	43,385	316,464
Provision for income taxes	(10,846)	(65,151)
Net income	$32,539	$251,313

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	3,881,692	3,220,000
Basic and diluted net income per share, redeemable ordinary shares	$0.01	$0.05
Basic weighted average shares outstanding, Non-redeemable ordinary shares	2,548,000	2,119,733
Basic net income per share, Non-redeemable ordinary shares	$0.01	$0.05
Diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,548,000	2,257,333
Diluted net income per share, Non-redeemable ordinary shares	$0.01	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,548,000	$255	$—	$(66,400)	$(66,145)

Accretion for ordinary shares to redemption amount	—	—	—	(570,793)	(570,793)

Net income	—	—	—	32,539	32,539

Balance – March 31, 2024	2,548,000	$255	$—	$(604,654)	$(604,399)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2023 (1)(2)(3)	2,003,000	$200	$27,028	$(11,228)	$16,000

Sale of 545,000 private units	545,000	55	5,449,945	—	5,450,000

Fair value of public warrants at issuance	—	—	1,104,000	—	1,104,000

Fair value of representative shares	—	—	1,185,493	—	1,185,493

Fair value of rights included in public units	—	—	3,305,100	—	3,305,100

Fair value of representative warrants	—	—	12,075	—	12,075

Allocated value of transaction costs	—	—	(354,297)	—	(354,297)

Accretion for ordinary shares to redemption amount	—	—	(10,072,026)	—	(10,072,026)

Net income	—	—	—	251,313	251,313

Balance – March 31, 2023	2,548,000	$255	$657,318	$240,085	$897,658
(1)	Includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$32,539	$251,313
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(541,076)	(354,063)
Unrealized gain on Investments held in Trust Account	—	(55,861)
Changes in operating assets and liabilities:
Other receivable	—	28
Prepaid expenses	31,828	(95,308)
Accounts payable and accrued expenses	335,411	94,038
Chinese taxes payable	47,206	—
Net cash used in operating activities	(94,092)	(159,853)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(70,380,000)
Cash deposited into Trust Account for extension payments	(76,923)	—
Net cash used in investing activities	(76,923)	(70,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	66,930,000
Proceeds from sale of private units	—	5,450,000
Proceeds from sale of representative warrants	—	100
Advances from the Sponsor	—	35,430
Repayment of advances from the Sponsor	—	(251,969)
Repayment of promissory note – the Sponsor	—	(150,000)
Payment of offering costs	—	(646,436)
Proceeds from promissory note - related party	75,688	—
Net cash provided by financing activities	75,688	71,367,125

Net Change in Cash	(95,327)	827,272
Cash – Beginning of period	96,486	—
Cash – End of period	$1,159	$827,272

Non-Cash investing and financing activities:
Due from Sponsor in relation to extension note	$76,923	$—
Offering costs included in accrued offering costs	$—	$70,600
Accretion of Class A ordinary shares to redemption value	$570,793	$10,072,026

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through March 31, 2024 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2024

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

The Company initially had 9 months from the closing of the Initial Public Offering, or until November 17, 2023, to consummate a Business Combination. However, if the Company anticipated that it would not be able to consummate a Business Combination within 9 months, it was originally permitted, by resolution of the Company’s board of directors (the “Board”) if requested by the Sponsor, to extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 18 months), subject to the Sponsor depositing additional funds into the Trust Account (the “Original Extension”). Pursuant to the terms of the Memorandum and Articles of Association and the Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of the prospectus for the Initial Public Offering, in order for the time available to consummate the Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, was originally required to deposit into the Trust Account $690,000 ($0.10 per Unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline.

On November 10, 2023, the Company held an extraordinary general meeting (the “Extension Meeting”), at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to amend the terms of the Original Extension and to give the Board the right to extend the date by which the Company has to consummate a Business Combination (such date, the “Termination Date”) from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board (the “New Extension” or “Extension Amendment”). In connection

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

with the New Extension, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “Extension Redemption”). As a result of the Extension Redemption, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the Trust Account to pay such holders.

On November 10, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “Extension Funds”), pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of March 31, 2024, there was $136,923 of outstanding borrowings under the Extension Note.

During the three months ended March 31, 2024, the Company advanced an aggregate amount of $76,923 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination. As of March 31, 2024, the Company is $13,077 short of the required monthly extension deposits. On April 9, 2024, the Company deposited $13,077 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to April 18, 2024 (see Note 9). As of March 31, 2024, total extension deposits made by the Company on behalf of the Sponsor amounts to $136,923. The advance payments were recorded as due from Sponsor (see Note 5).

On April 9, 2024, the Sponsor deposited $210,000 into the Company’s operating account to reimburse the Company for the $136,923 of advances it made on Sponsor’s behalf, to deposit $13,077 into the Trust Account to extend the time the Company has to complete an initial business combination to April 18, 2024, and to fund the next two months of extension payments of $60,000 to extend the time the Company has to complete an initial Business Combination through June 18, 2024 (see Note 9).

On April 18, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to May 18, 2024 (see Note 9).

On May 12, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to June 18, 2024 (see Note 9).

If the Company is unable to complete a Business Combination within the Combination Period, by November 18, 2024 (if extended by the full amount of time), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company may extend the time to consummate a Business Combination on a monthly basis from June 18, 2024 until November 18, 2024, as determined by the board. It is uncertain that the Company will be able to consummate a Business Combination during this time period. If a Business Combination is not consummated by June 18, 2024 or through November 18, 2024 (if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution.

Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 18, 2024. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 17, 2024. The interim results for the three months ended

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,159 and $96,486 in cash as of March 31, 2024 and December 31, 2023, respectively, and no cash equivalents as of such dates.

Investments in Trust Account

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 (Investments—Debt and Equity Securities), where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2024 and December 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At March 31, 2024 and December 31, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,104,000)
Proceeds allocated to Public Rights	(3,305,100)
Ordinary share issuance costs	(4,011,946)
Redemption of ordinary shares	(31,907,588)
Plus:
Remeasurement of carrying value to redemption value	12,089,247
Ordinary shares subject to possible redemption, December 31, 2023	40,760,613
Plus:
Remeasurement of carrying value to redemption value	570,793
Ordinary shares subject to possible redemption, March 31, 2024	$41,331,406

Ordinary shares subject to possible redemption of $41,331,406 excludes $727,573 of amount in the Trust Account reserved for taxes payable.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $677,573 and $630,367 for Chinese Income Tax and VAT and surcharges as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $10,846 and $65,151, respectively, related to the Chinese Income Tax estimate, and $36,360 and $23,793, respectively, for VAT and surcharges. The VAT and surcharges were recorded as part of the Company’s general and administrative expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$19,644	$12,895	$151,548	$99,765
Denominator:
Basic weighted average ordinary shares outstanding	3,881,692	2,548,000	3,220,000	2,119,733
Basic net income per ordinary share	$0.01	$0.01	$0.05	$0.05

	For the Three Months Ended March 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$19,644	$12,895	$147,741	$103,572
Denominator:
Diluted weighted average ordinary shares outstanding	3,881,692	2,548,000	3,220,000	2,257,333
Diluted net income per ordinary share	$0.01	$0.01	$0.05	$0.05

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

MARCH 31, 2024

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 8, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 1,150,000 ordinary shares (the “Founder Shares”). In August 2021, the Company effected a share dividend of 0.25 shares for each Founder Share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares include an aggregate of up to 225,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares (excluding the Private Shares and the Representative Shares, as defined in Note 6) upon the completion of the Initial Public Offering. On February 17, 2023, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, there are no shares subject to forfeiture.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024, the Company incurred $30,000 in fees for these services, $20,000 of which was paid during the period, while the remaining $10,000 is included in accrued expenses in the accompanying balance sheets. For the three months ended March 31, 2023, the Company incurred and paid $15,000 in fees for these services.

Due from Sponsor

Through December 31, 2023, the Company advanced an aggregate amount of $60,000 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination to January 18, 2024. During the three months ended March 31, 2024, the Company advanced an aggregate amount of $76,923 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination.

As of March 31, 2024 and December 31, 2023, total extension advances made by the Company on behalf of the Sponsor amounted to $136,923 and $60,000, respectively.

On April 9, 2024, the Sponsor deposited $210,000 into the Company’s operating account to reimburse the Company for the $136,923 of advances it made on Sponsor’s behalf, to deposit $13,077 into the Trust Account to extend the time the Company has to complete an initial Business Combination to April 18, 2024, and to fund the next two months of extension payments of $60,000 to extend the time the Company has to complete an initial Business Combination through June 18, 2024 (see Note 9).

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of March 31, 2024 and December 31, 2023, there was $923 of outstanding balances in advances from Sponsor.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of March 31, 2024, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

On February 26, 2024, the Company issued an unsecured promissory note (the “2024 Note”) in the aggregate principal amount of up to $1,000,000 to the Sponsor, for the Company’s working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination by the Company or the date of the Company’s liquidation. As of March 31, 2024, total borrowings under this note amounted to $75,688.

On April 9, 2024, the Sponsor provided $190,000 to the Company as a drawdown on the 2024 Note to be used for working capital purposes (see Note 9).

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company has no outstanding borrowings under the Working Capital Loans.

Extension Note - Sponsor

As discussed in Note 1, on November 10, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of March 31, 2024 and December 31, 2023, there were $136,923 and $60,000, respectively, outstanding borrowings under the Extension Note.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Vendor Agreement

On March 5, 2024, the Company entered into an agreement with a vendor for legal and consulting services, rendering the previous agreement with the same vendor entered into in 2023 void. The agreement provides that the Company will pay the vendor $500,000 as follows: (i) $200,000, which had already been paid, (ii) $50,000 by no later than March 15, 2024; (iii) $100,000 upon execution of the business combination agreement, or the merger agreement, as the case may be; and (iv) $150,000 upon submission of the S-4/F-4 proxy to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $950,000. If the Business Combination does not close, the Company shall not be responsible for any further payments. On May 4, 2023, the Company paid the $200,000 retainer based on the previous agreement entered into 2023, which was carried forward to the current agreement. As of December 31, 2023, $169,935 has been charged against the retainer amount, and the remainder of $30,065 was recorded as prepaid expenses. The $30,065 prepaid amount was fully utilized during the three months ended March 31, 2024 and this amount was charged to expense. In addition, the Company incurred additional business combination fees of $149,141 in relation to this agreement, $50,000 of which has been billed as of March 31, 2024 while the remaining unbilled amount of $99,141 has been included in the accrued expenses balance as of March 31, 2024.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2024 and December 31, 2023, there were no preference shares issued and outstanding.

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

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At March 31, 2024 and December 31, 2023, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 3,881,692 ordinary shares subject to possible redemption. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

(2)	Based on the U.S. Treasury rate with a term matching the time to expiration

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

At March 31, 2024, assets held in the Trust Account were comprised of $16,923 extension advance in transit and $42,042,056 in money market funds which are invested primarily in U.S. government securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2024	2023
Assets:
Investments held in Trust Account	1	$42,042,056	$41,440,980

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 9, 2024, the Sponsor provided $190,000 to the Company as a drawdown on the 2024 Note to be used for working capital purposes. In addition, on April 9, 2024, the Sponsor provided $210,000 to the Company to reimburse the Company for the $136,923 of advances it made on the Sponsor’s behalf, to deposit $13,077 into the Trust Account to extend the time the Company has to complete an initial business combination to April 18, 2024, and to fund the next two months of extension payments of $60,000 to extend the time the Company has to complete an initial Business Combination through June 18, 2024.

On April 9, 2024, the Company deposited $13,077 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial business combination to April 18, 2024.

On April 18, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial business combination to May 18, 2024.

On May 12, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial business combination to June 18, 2024.

On May 17, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Youlife Group Inc., a Cayman Islands exempted company (“Pubco”), the Sponsor, Youlife I Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“First Merger Sub”), Youlife II Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Second Merger Sub”), and Youlife International Holdings Inc., a Cayman Islands exempted company (“Youlife”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement, (a) First Merger Sub will merge with and into Youlife (the “First Merger”), with Youlife surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding shares of Youlife being converted into the right to receive shares of Pubco; and (b) Second Merger Sub will merge with and into the Company, with the Company

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

surviving the Second Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of the Company being converted into the right to receive substantially equivalent securities of Pubco.

22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “ Report”) to “we,” “us” or the “Company” refer to Distoken Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Xiaosen Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on July 1, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Company’s initial Public Offering (the “Initial Public Offering”) and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Extension of our Combination Period

We initially had until November 17, 2023, 9 months from the closing of our Initial Public Offering, to consummate our initial Business Combination. However, if the Company anticipated that it would not be able to consummate a business combination within 9 months, it was originally permitted, by resolution of the Company’s board of directors (the “Board”) if requested by the sponsor (the “Sponsor”), to extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months), subject to the Sponsor depositing additional funds into the Company’s trust account (the “Trust Account”) (the “Paid Extension”). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental, in order for the time available to consummate our initial business combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $690,000 ($0.10 per unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline.

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

On November 10, 2023, in connection with the Extension Amendment, we issued the Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of March 31, 2024 and December 31, 2023, there were $136,923 and $60,000, respectively, outstanding borrowings under the Extension Note.

During the three months ended March 31, 2024, the Company advanced an aggregate amount of $76,923 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination. As of March 31, 2024, there was a $13,077 shortfall of the required monthly extension deposits. On April 9, 2024, the Company deposited $13,077 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to April 18, 2024. As of March 31, 2024, total extension deposits made by the Company on behalf of the Sponsor amounted to $136,923. The advance payments were recorded as due from Sponsor in the accompanying financial statements.

On April 9, 2024, the Sponsor deposited $210,000 into the Company’s operating account to reimburse the Company for the $136,923 of advances it made on the Sponsor’s behalf, to deposit $13,077 into the Trust Account to extend the time the Company has to complete an initial business combination to April 18, 2024, and to fund the next two months of extension payments of $60,000 to extend the time the Company has to complete an initial Business Combination through June 18, 2024.

On April 18, 2024, the Company deposited $30,000 received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to May 18, 2024.

On May 12, 2024, the Company deposited $30,000 received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial business combination to June 18, 2024.

Recent Developments

On February 26, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination or the date of liquidation. As of March 31, 2024, total borrowings under this note amounted to $75,688. In addition, on April 9, 2024, the Sponsor provided $190,000 to the Company as a drawdown on the 2024 Note to be used for working capital purposes.

On May 17, 2024, the Company entered into the Business Combination Agreement with Pubco, the Sponsor, First Merger Sub, Second Merger Sub, and Youlife. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement, (a) First Merger Sub will merge with and into Youlife, with Youlife surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding shares of Youlife being converted into the right to receive shares of Pubco; and (b) Second Merger Sub will merge with and into the Company, with the Company surviving the Second Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of the Company being converted into the right to receive substantially equivalent securities of Pubco.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $32,539, which consists of interest earned on investments held in the Trust Account of $541,076, offset by operating costs of $497,691 and Chinese income tax of $10,846.

For the three months ended March 31, 2023, we had net income of $251,313, which consists of interest earned on investments held in the Trust Account of $354,063 and an unrealized gain on investments held in our Trust Account of $55,861, offset by operating costs of $93,460 and Chinese income tax of 65,151.

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

For the three months ended March 31, 2024, net income of $32,539 is reduced by the effect of interest earned on investments held in the trust account of $541,076 and increased by the changes in operating assets and liabilities of $414,445, arriving at the net cash used in operating activities was $94,092.

For the three months ended March 31, 2023, net income of $251,313 is reduced by the effect of interest earned on investments held in the trust account of $354,063, reduced by the effect of unrealized gain on investments held in trust account of $55,861, and reduced by the changes in operating assets and liabilities of $1,242, arriving at the net cash used in operating activities was $159,853.

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

On November 10, 2023, in connection with the Extension Amendment, we issued the Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial business combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of March 31, 2024, there was $136,923 outstanding borrowings under the Extension Note.

Through December 31, 2023, the Company advanced an aggregate amount of $60,000 from the Company’s operating account into the trust account on the Sponsor’s behalf to extend the time the Company has to complete an initial business combination to January 18, 2024. From January 2024 through April 2024, the Company advanced an aggregate amount of $90,000 from the Company’s operating account into the trust account on Sponsor’s behalf to extend the time the Company has to complete an initial business combination to April 18, 2024.  The advance payments were recorded as due from Sponsor in the accompanying financial statements.

As of March 31, 2024, we had investments held in the Trust Account of $42,058,979 (including $2,328,798 of interest income) consisting of money market funds which are invested primarily in U.S. government securities. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $1,159. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, we may extend the amount of time to consummate a business combination from June 18, 2024 until November 18, 2024, as extended by the Extension Amendment. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by a liquidation deadline there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On March 5, 2024, we entered into an agreement with a vendor for legal and consulting services, rendering the previous agreement with the same vendor entered into in 2023 void. The agreement provides that we will pay the vendor $500,000 as follows: (i) $200,000 already paid on May 4 2023 based on the previous agreement, which was carried forward to the current agreement, (ii) $50,000 by no later than March 15, 2024; (iii) $100,000 upon execution of the business combination agreement, or the merger agreement, as the case may be; and (iv) $150,000 upon submission of the S-4/F-4 proxy to the SEC. Additionally, if the Business Combination closes, we will make a final additional payment of $950,000. If the Business Combination does not close, we shall not be responsible for any further payments.

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

Investments in Trust Account

Assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. We accounted for the investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations. As of March 31, 2024 and December 31, 2023, the fair value of investments held in Trust Account amounts to $42,058,979 and $41,440,980, respectively.

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

We accounted for Rights as equity-classified instruments based on an assessment of the Rights’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considered whether the Rights were freestanding financial instruments pursuant to ASC 480, met the definition of a liability pursuant to ASC 480, and whether the Rights met all the requirements for equity classification under ASC 815, including whether the Rights were indexed to the Company’s own shares, among other conditions for the equity classification. The fair value of public rights at issuance amounted to $3,305,100.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to:

(i)	material weaknesses previously identified related to ineffective review of controls over the financial statement preparation process including the valuation of complex financial instruments and recording of accrued expenses, including income taxes and including proper cut off procedures.
(ii)	material weakness in internal controls related to ineffective review of controls over the financial statement preparation process including the error in recording of excise tax payable and failure to record amounts due from the Sponsor and the Extension Note payable to Sponsor.
(iii)	material weakness in internal controls related to the compliance with the terms of the extension payment to extend the time we have to complete an initial business combination.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 18, 2023, (ii) registration statement for our Initial Public Offering, (iii) Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 17, 2024; and (iv) definitive proxy statement, as filed with the SEC on October 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Youlife and the Business Combination with Youlife, please see the registration statement on Form F-4 to be filed by Pubco once available.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note issued to Xiaosen Sponsor LLC, dated February 26, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (Embedded as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTOKEN ACQUISITION CORPORATION

Date: June 5, 2024	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2024	By:	/s/ Jirong Lyu
	Name:	Jirong Lyu
	Title:	Chief Financial Officer (Principal Financial Officer)