Form 10-Q
period 2024-06-30
Distoken Acquisition Corp
filed 2024-08-16
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 16, 2024, there were 6,429,692 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DISTOKEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DISTOKEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$12,319	$96,486
Due from Sponsor	—	60,000
Prepaid expenses	71,525	63,366
Total current assets	83,844	219,852

Investments held in Trust Account	42,710,277	41,440,980
TOTAL ASSETS	$42,794,121	$41,660,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$904,867	$205,074
Accrued offering costs	—	70,000
Chinese taxes payable	703,568	630,367
Advances from Sponsor	923	923
Promissory note - Sponsor	345,688	—
Extension note – Sponsor	240,000	60,000
TOTAL LIABILITIES	2,195,046	966,364

Commitments and contingencies
Ordinary shares subject to possible redemption, 3,881,692 shares at $10.81 and $10.50 per share redemption value as of June 30, 2024 and December 31, 2023, respectively	41,956,709	40,760,613

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 issued and outstanding (excluding 3,881,692 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023	255	255
Additional paid-in capital	—	—
Accumulated deficit	(1,357,889)	(66,400)
TOTAL SHAREHOLDERS’ DEFICIT	(1,357,634)	(66,145)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$42,794,121	$41,660,832

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating and formation costs	$687,000	$203,128	$1,184,691	$296,588
Loss from operations	(687,000)	(203,128)	(1,184,691)	(296,588)

Other income (expense):
Interest earned on investments held in Trust Account	548,222	874,662	1,089,298	1,228,725
Unrealized loss on investments held in Trust Account	—	(66,297)	—	(10,436)
Total other income, net	548,222	808,365	1,089,298	1,218,289

(Loss) Income before benefit from (provision for) income taxes	(138,778)	605,237	(95,393)	921,701
Benefit from (provision for) income taxes	10,846	(167,883)	—	(233,034)
Net (loss) income	$(127,932)	$437,354	$(95,393)	$688,667

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	3,881,692	6,900,000	3,881,692	5,070,166

Basic and diluted net (loss) income per share, redeemable ordinary shares	$(0.02)	$0.05	$(0.01)	$0.09

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,548,000	2,548,000	2,548,000	2,403,470

Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.02)	$0.05	$(0.01)	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,548,000	$255	$—	$(66,400)	$(66,145)

Accretion for ordinary shares to redemption amount	—	—	—	(570,793)	(570,793)

Net income	—	—	—	32,539	32,539

Balance – March 31, 2024	2,548,000	255	—	(604,654)	(604,399)

Accretion for ordinary shares to redemption amount	—	—	—	(625,303)	(625,303)

Net loss	—	—	—	(127,932)	(127,932)

Balance – June 30, 2024	2,548,000	$255	$—	$(1,357,889)	$(1,357,634)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(11,228)	$16,000

Sale of 545,000 private units	545,000	55	5,449,945	—	5,450,000

Fair value of public warrants at issuance	—	—	1,104,000	—	1,104,000

Fair value of representative shares	—	—	1,185,493	—	1,185,493

Fair value of rights included in public units	—	—	3,305,100	—	3,305,100

Fair value of representative warrants	—	—	12,075	—	12,075

Allocated value of transaction costs	—	—	(354,297)	—	(354,297)

Accretion for ordinary shares to redemption amount	—	—	(10,072,026)	—	(10,072,026)

Net income	—	—	—	251,313	251,313

Balance – March 31, 2023	2,548,000	255	657,318	240,085	897,658

Accretion for ordinary shares to redemption amount	—	—	(581,705)	—	(581,705)

Net income	—	—	—	437,354	437,354

Balance – June 30, 2023	2,548,000	$255	$75,613	$677,439	$753,307
(1)	At December 31, 2022, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(95,393)	$688,667
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,089,298)	(1,228,725)
Unrealized gain on investments held in Trust Account	—	10,436
Changes in operating assets and liabilities:
Other receivable	—	28
Prepaid expenses	(8,159)	(251,843)
Accounts payable and accrued expenses	699,794	335,808
Chinese taxes payable	73,201	—
Net cash used in operating activities	(419,855)	(445,629)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(70,380,000)
Cash deposited into Trust Account for extension payments	(180,000)	—
Net cash used in investing activities	(180,000)	(70,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	66,930,000
Proceeds from sale of Private Units	—	5,450,000
Proceeds from sale of Representative warrants	—	100
Advances from related party	—	35,430
Repayment of advances from related party	—	(251,969)
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	(70,000)	(646,436)
Proceeds from promissory note – related party	345,688	—
Proceeds from Due from Sponsor	60,000	—
Proceeds from extension note	180,000	—
Net cash provided by financing activities	515,688	71,367,125

Net Change in Cash	(84,167)	541,496
Cash – Beginning of period	96,486	—
Cash – End of period	$12,319	$541,496

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$70,600
Accretion of Class A ordinary shares to redemption value	$1,196,096	$10,653,731

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through June 30, 2024 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2024

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

JUNE 30, 2024

(UNAUDITED)

with the New Extension, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “Extension Redemption”). As a result of the Extension Redemption, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the Trust Account to pay such holders.

On November 10, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “Extension Funds”), pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of June 30, 2024, there was $240,000 of outstanding borrowings under the Extension Note.

On May 30, 2024, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) because it has not timely filed its Quarterly Report on Form 10-Q for the period ended March 31, 2024 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. The Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2024 with the SEC on June 5, 2024, Therefore, the Company regained compliance with the Rule.

As of June 30, 2024, the Sponsor made a total of $240,000 of extension deposits into the Trust Account to extend the time the Company has to complete an initial Business Combination to July 18, 2024.

On July 29, 2024, the Company advanced $12,000 from the Company’s operating account into the Trust Account on the Sponsor’s behalf as a partial extension deposit. On August 6, 2024, the Chief Executive Officer of the Company advanced $18,000 to the Company to fully pay the required monthly extension deposit into the Trust Account and to extend the time the Company has to complete an initial Business Combination to August 18, 2024. The Company plans on extending the time to complete an initial Business Combination by one month from August 18, 2024 to September 18, 2024 by depositing the $30,000 monthly extension payment into the Trust Account on or before August 25, 2024 (see Note 9).

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company may extend the time to consummate a Business Combination on a monthly basis from August 18, 2024 until November 18, 2024, as determined by the board. It is uncertain that the Company will be able to consummate a Business Combination during this time period. The Company plans on extending the time to complete an initial Business Combination by one month from August 18, 2024 to September 18, 2024 by depositing the $30,000 monthly extension payment into the Trust Account on or before August 25, 2024 (see Note 9). If a Business Combination is not consummated by August 18, 2024 or through November 18, 2024 (if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 17, 2024. The interim results for the three and six months

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $12,319 and $96,486 in cash as of June 30, 2024 and December 31, 2023, respectively, and no cash equivalents as of such dates.

Investments in Trust Account

At June 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 (Investments—Debt and Equity Securities), where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2024 and December 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At June 30, 2024 and December 31, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,104,000)
Proceeds allocated to Public Rights	(3,305,100)
Ordinary share issuance costs	(4,011,946)
Redemption of ordinary shares	(31,907,588)
Plus:
Remeasurement of carrying value to redemption value	12,089,247
Ordinary shares subject to possible redemption, December 31, 2023	40,760,613
Plus:
Remeasurement of carrying value to redemption value	1,196,096
Ordinary shares subject to possible redemption, June 30, 2024	$41,956,709

Ordinary shares subject to possible redemption of $41,956,709 excludes $703,568 of the amount in the Trust Account reserved for taxes payable.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $703,568 and $630,367 for Chinese Income Tax and VAT and surcharges as of June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded income tax benefit of $10,846 and income tax expense of $167,883, respectively, related to the Chinese Income Tax estimate, and $36,841 and $58,777, respectively, for VAT and surcharges. For the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $0 and $233,034, respectively, related to the Chinese Income Tax estimate, and $73,201 and $82,570, respectively, for VAT and surcharges. The VAT and surcharges were recorded as part of the Company’s general and administrative expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of June 30, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(77,234)	$(50,698)	$319,405	$117,949	$(57,590)	$(37,803)	$467,196	$221,471
Denominator:
Basic and diluted weighted average shares outstanding	3,881,692	2,548,000	6,900,000	2,548,000	3,881,692	2,548,000	5,070,166	2,403,470
Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.05	$0.05	$(0.01)	$(0.01)	$0.09	$0.09

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2024, the Company incurred $30,000 and $60,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $45,000 in fees for these services.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Due from Sponsor

Through March 31, 2024, the Company advanced an aggregate amount of $136,923 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination. On April 9, 2024, the Sponsor reimbursed the Company for the outstanding $136,923 of advances it made on Sponsor’s behalf. As of June 30, 2024 and December 31, 2023, amounts due from Sponsor is nil and $60,000, respectively.

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of June 30, 2024 and December 31, 2023, there was $923 of outstanding balances in advances from Sponsor.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of June 30, 2024, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

On February 26, 2024, the Company issued an unsecured promissory note (the “2024 Note”) in the aggregate principal amount of up to $1,000,000 to the Sponsor, for the Company’s working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination by the Company or the date of the Company’s liquidation. As of June 30, 2024, total borrowings under this note amounted to $345,688.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, the Company has no outstanding borrowings under the Working Capital Loans.

Extension Note - Sponsor

As discussed in Note 1, on November 10, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the New Extension. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of June 30, 2024 and December 31, 2023, there were $240,000 and $60,000, respectively, outstanding borrowings under the Extension Note.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Business Combination Agreement

On May 17, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Youlife Group Inc., a Cayman Islands exempted company (“Pubco”), the Sponsor, Youlife I Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“First Merger Sub”), Youlife II Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Second Merger Sub”), and Youlife International Holdings Inc., a Cayman Islands exempted company (“Youlife”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Youlife Business Combination”), (a) First Merger Sub will merge with and into Youlife (the “First Merger”), with Youlife surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding shares of Youlife being converted into the right to receive shares of Pubco; and (b) Second Merger Sub will merge with and into the Company, with the Company surviving the Second Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of the Company being converted into the right to receive substantially equivalent securities of Pubco.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, Pubco, the Company and Youlife entered into lock-up agreements (the “Lock-Up Agreements”) with the Sponsor and with certain shareholders of Youlife. The Lock-Up Agreements provide for a lock-up period commencing on the closing date and ending on the 12-month anniversary of the closing date and with respect to 50% of such shares, on the date on which the last reported sales price of the Class A ordinary shares of Pubco equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing.

Shareholder Support Agreements

Simultaneously with the execution of the Business Combination Agreement, the Company, Youlife and certain shareholders of Youlife entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, the shareholders of Youlife have agreed (a) to support the adoption of the Business Combination Agreement and the approval of the Youlife Business Combination, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

Non-Competition and Non-Solicitation Agreements

Simultaneously with the execution of the Business Combination Agreement, certain Youlife shareholders entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”) in favor of Pubco, Youlife and the Company. Under the Non-Competition and Non-Solicitation Agreements, certain Youlife shareholders agreed not to compete with Pubco during the three-year period following the closing and, during such three-year restricted period, not to solicit employees or customers of Pubco. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

Vendor Agreement

On March 5, 2024, the Company entered into an agreement with a vendor for legal and consulting services, rendering the previous agreement with the same vendor entered into in 2023 void. The agreement provides that the Company will pay the vendor $500,000 as follows: (i) $200,000, which had already been paid, (ii) $50,000 by no later than March 15, 2024; (iii) $100,000 upon execution of the business combination agreement, or the merger agreement, as the case may be; and (iv) $150,000 upon submission of the S-4/F-4 proxy to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $950,000. If the Business Combination does not close, the Company shall not be responsible for any further payments. On May 4, 2023, the Company paid the $200,000 retainer based on the previous agreement entered into 2023, which was carried forward to the current agreement. As of December 31, 2023, $169,935 has been charged against the retainer amount, and the remainder of $30,065 was recorded as prepaid expenses. The $30,065 prepaid amount was fully utilized during the three and six months ended June 30, 2024 and this amount was charged to expense. On April 10, 2024, the Company paid the second installment payment of $50,000. In addition, the Company incurred additional business combination fees of $440,592 in relation to this agreement, $100,373 of which has been billed as of June 30, 2024 while the remaining unbilled amount of $340,219 has been included in the accrued expenses balance in the accompanying condensed balance sheets.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2024 and December 31, 2023, there were no preference shares issued and outstanding.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At June 30, 2024 and December 31, 2023, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 3,881,692 ordinary shares subject to possible redemption. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2024, assets held in the Trust Account were comprised of $30,000 cash and  $42,680,277 in money market funds which are invested primarily in U.S. government securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2024	2023
Assets:
Investments held in Trust Account	1	$42,710,277	$41,440,980

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 29, 2024, the Company advanced $12,000 from the Company’s operating account into the Trust Account on the Sponsor’s behalf as a partial extension deposit. On August 6, 2024, the Chief Executive Officer of the Company advanced $18,000 to the Company to fully pay the required monthly extension deposit into the Trust Account and to extend the time the Company has to complete an initial Business Combination to August 18, 2024. The Company plans on extending the time to complete an initial Business Combination by one month from August 18, 2024 to September 18, 2024 by depositing the $30,000 monthly extension payment into the Trust Account on or before August 25, 2024.

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

On January 24, 2024, the SEC adopted new rules and regulations for SPACs, which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

On November 10, 2023, we held an extraordinary general meeting (the “Extension Meeting”), at which our shareholders approved the Extension Amendment to amend the terms of the Paid Extension and to give the Board the right to extend the date by which we have to consummate a Business Combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board. In connection with the Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the Extension Amendment, we issued the Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial Business Combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, and (b) the date of our liquidation. As of June 30, 2024 and December 31, 2023, there were $240,000 and $60,000, respectively, outstanding borrowings under the Extension Note.

As of June 30, 2024, the Sponsor made a total of $240,000 of extension deposits into the Trust Account to extend the time the Company has to complete an initial Business Combination to July 18, 2024.

On July 29, 2024, the Company advanced $12,000 from the Company’s operating account into the Trust Account on the Sponsor’s behalf as a partial extension deposit. On August 6, 2024, the Chief Executive Officer advanced $18,000 to the Company to fully pay the required monthly extension deposit into the Trust Account and to extend the time the Company has to complete an initial Business Combination to August 18, 2024. The Company plans on extending the time to complete an initial business combination by one month from August 18, 2024 to September 18, 2024 by depositing the $30,000 monthly extension payment into the Trust Account on or before August 25, 2024.

Youlife Business Combination

On May 17, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Youlife Group Inc., a Cayman Islands exempted company (“Pubco”), the Sponsor, Youlife I Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“First Merger Sub”), Youlife II Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Second Merger Sub”), and Youlife International Holdings Inc., a Cayman Islands exempted company (“Youlife”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Youlife Business Combination”), (a) First Merger Sub will merge with and into Youlife (the “First Merger”), with Youlife surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding shares of Youlife being converted into the right to receive shares of Pubco; and (b) Second Merger Sub will merge with and into the Company, with the Company surviving the Second Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of the Company being converted into the right to receive substantially equivalent securities of Pubco.

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, Pubco, the Company and Youlife entered into lock-up agreements (the “Lock-Up Agreements”) with the Sponsor and with certain shareholders of Youlife. The Lock-Up Agreements provide for a lock-up period commencing on the closing date and ending on the 12-month anniversary of the closing date and with respect to 50% of such shares, on the date on which the last reported sales price of the Class A ordinary shares of Pubco equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing.

Shareholder Support Agreements

Simultaneously with the execution of the Business Combination Agreement, the Company, Youlife and certain shareholders of Youlife entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, the shareholders of Youlife have agreed (a) to support the adoption of the Business Combination Agreement and the approval of the Youlife Business Combination, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

Non-Competition and Non-Solicitation Agreements

Simultaneously with the execution of the Business Combination Agreement, certain Youlife shareholders entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”) in favor of Pubco, Youlife and the Company. Under the Non-Competition and Non-Solicitation Agreements, certain Youlife shareholders agreed not to compete with Pubco during the three-year period following the closing and, during such three-year restricted period, not to solicit employees or customers of Pubco. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $127,932, which consists of operating costs of $687,000, offset by interest earned on investments held in the Trust Account of $548,222 and benefit from Chinese income tax of $10,846.

For the six months ended June 30, 2024, we had a net loss of $95,393, which consists of operating costs of $1,184,691, offset by interest earned on investments held in the Trust Account of $1,089,298.

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

For the six months ended June 30, 2024, net loss of $95,393 is reduced by the effect of interest earned on investments held in the Trust Account of $1,089,298 and increased by the changes in operating assets and liabilities of $764,836, arriving at the net cash used in operating activities was $419,855.

For the six months ended June 30, 2023, cash used in operating activities was $445,629. Net income of $688,667 was affected by interest earned on marketable securities held in the Trust Account of $1,228,725 and unrealized loss on marketable securities held in the Trust Account of $10,436. Changes in operating assets and liabilities provided $83,993 of cash from operating activities.

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

On November 10, 2023, in connection with the Extension Amendment, we issued the Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial business combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of June 30, 2024, there was $240,000 outstanding borrowings under the Extension Note.

On February 26, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination or the date of liquidation. As of June 30, 2024, total borrowings under this note amounted to $345,688.

As of June 30, 2024, we had investments held in the Trust Account of $42,710,277 (including $2,877,019 of interest income) consisting of money market funds which are invested primarily in U.S. government securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $12,319. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares (the “Public Shares”) upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, we may extend the amount of time to consummate a business combination from August 18, 2024 until November 18, 2024, as extended by the Extension Amendment. It is uncertain that we will be able to consummate a business combination by this time. We plan on extending the time to complete an initial business combination by one month from August 18, 2024 to September 18, 2024 by depositing the $30,000 monthly extension payment into the Trust Account on or before August 25, 2024. If a business combination is not consummated by a liquidation deadline there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On March 5, 2024, we entered into an agreement with a vendor for legal and consulting services, rendering the previous agreement with the same vendor entered into in 2023 void. The agreement provides that we will pay the vendor $500,000 as follows: (i) $200,000 already paid on May 4, 2023 based on the previous agreement, which was carried forward to the current agreement, (ii) $50,000 by no later than March 15, 2024; (iii) $100,000 upon execution of the business combination agreement, or the merger agreement, as the case may be; and (iv) $150,000 upon submission of the S-4/F-4 proxy to the SEC. Additionally, if the Business Combination closes, we will make a final additional payment of $950,000. If the Business Combination does not close, we shall not be responsible for any further payments.

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

Investments in Trust Account

Assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. We accounted for the investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations. As of June 30, 2024 and December 31, 2023, the fair value of investments held in Trust Account amounts to $42,710,277 and $41,440,980, respectively.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to:

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023 and March 31, 2023, respectively, as filed with the SEC on November 14, 2023 and May 18, 2023, respectively, (ii) registration statement for our Initial Public Offering, (iii) Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 17, 2024; and (iv) definitive proxy statement, as filed with the SEC on October 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our public shareholders’ exercise of redemption rights with respect to a large number of Public Shares in the Extension Meeting may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by public shareholders of SPACs at the time of a shareholders meeting that approves an amendment to the charter of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination.

In connection with the Extension Meeting, 3,018,308 Public Shares were redeemed at a price per Public Share of approximately $10.57, thereby reducing the number of outstanding Public Shares from 6,900,000 to 3,881,692, and reducing the total amount held in the Trust Account to $42,710,277 (as of June 30, 2024).

Due to the high rates of redemptions of Public Shares in connection with shareholder votes to approve extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Shareholders may only receive approximately $10.81 per Public Share on the liquidation of our Trust Account, as of June 30, 2024, and our Warrants and Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.81 per share upon the redemption of their Public Shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Business Combination Agreement, dated May 17, 2024, by and among Distoken Acquisition Corporation, Youlife Group Inc., Xiaosen Sponsor LLC, Youlife I Limited, Youlife II Limited, and Youlife International Holdings Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)

10.1	Form of Lock-Up Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)
10.2	Form of Shareholder Support Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)
10.3	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (Embedded as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTOKEN ACQUISITION CORPORATION

Date: August 16, 2024	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2024	By:	/s/ Jirong Lyu
	Name:	Jirong Lyu
	Title:	Chief Financial Officer (Principal Financial Officer)