Form 10-K/A
period 2023-12-31
Distoken Acquisition Corp
filed 2024-09-23
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Distoken Acquisition Corporation (the “Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 17, 2024. The Company is now filing this Amendment No. 1 to the Original Form 10-K (the “Amendment”) solely to correct an error in the report titled “Report of Independent Registered Public Accounting Firm” contained in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of the Original Form 10-K to properly identify the balance sheets in the first sentence of the report.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. Accordingly, Item 15 of Part III has been amended to reflect the new certifications.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in the remainder of the Original Form 10-K or reflect any events that have occurred after the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

i

PART II
Item 8.	Financial Statements and Supplementary Data.	F-1

PART IV
Item 15.	Exhibit and Financial Statement Schedules.	23

ii

PART II

Item 8.Financial Statements and Supplementary Data.

DISTOKEN ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Distoken Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Distoken Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, statements of changes in shareholders’ (deficit) equity and cash flows for each of the two years ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this Amendment:

(1)Financial Statements

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Amendment.

(3)Exhibits

The exhibits listed in the Exhibit Index of the Original Form 10-K and the additional exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference, in this report.

23

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023. (8)
99.1	Amended and Restated Audit Committee Charter. (8)
99.2	Amended and Restated Compensation Committee Charter. (8)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

24

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

(5)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

(6)Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 18, 2023.
(7)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2023.
(8)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 17, 2024.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

September 23, 2024	DISTOKEN ACQUISITION CORPORATION

	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

26