Form 10-Q
period 2024-09-30
Distoken Acquisition Corp
filed 2024-11-19
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were 3,200,170 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DISTOKEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DISTOKEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$10,598	$96,486
Due from Sponsor	—	60,000
Prepaid expenses	54,513	63,366
Total current assets	65,111	219,852

Investments held in Trust Account	43,355,649	41,440,980
TOTAL ASSETS	$43,420,760	$41,660,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,000,799	$205,074
Accrued offering costs	—	70,000
Chinese taxes payable	774,337	630,367
Advances from Sponsor	923	923
Promissory note - Sponsor	519,888	—
Extension note – Sponsor	330,000	60,000
TOTAL LIABILITIES	2,625,947	966,364

Commitments and contingencies
Ordinary shares subject to possible redemption, 3,881,692 shares at $10.96 and $10.50 per share redemption value as of September 30, 2024 and December 31, 2023, respectively	42,531,312	40,760,613

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 issued and outstanding (excluding 3,881,692 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023	255	255
Additional paid-in capital	—	—
Accumulated deficit	(1,736,754)	(66,400)
TOTAL SHAREHOLDERS’ DEFICIT	(1,736,499)	(66,145)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$43,420,760	$41,660,832

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating and formation costs	$326,185	$428,379	$1,510,876	$724,967
Loss from operations	(326,185)	(428,379)	(1,510,876)	(724,967)

Other income:
Interest earned on investments held in Trust Account	555,371	914,783	1,644,669	2,143,508
Unrealized loss on investments held in Trust Account	—	26,564	—	16,128
Total other income	555,371	941,347	1,644,669	2,159,636

Income before provision for income taxes	229,186	512,968	133,793	1,434,669
Provision for income taxes	(33,448)	(121,601)	(33,448)	(354,635)
Net income	$195,738	$391,367	$100,345	$1,080,034

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	3,881,692	6,900,000	3,881,692	5,686,813

Basic and diluted net income per share, redeemable ordinary shares	$0.03	$0.04	$0.02	$0.13

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,548,000	2,548,000	2,548,000	2,452,176

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.03	$0.04	$0.02	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,548,000	$255	$—	$(66,400)	$(66,145)

Accretion for ordinary shares to redemption amount	—	—	—	(570,793)	(570,793)

Net income	—	—	—	32,539	32,539

Balance – March 31, 2024	2,548,000	255	—	(604,654)	(604,399)

Accretion for ordinary shares to redemption amount	—	—	—	(625,303)	(625,303)

Net loss	—	—	—	(127,932)	(127,932)

Balance – June 30, 2024	2,548,000	255	—	(1,357,889)	(1,357,634)

Accretion for ordinary shares to redemption amount	—	—	—	(574,603)	(574,603)

Net income	—	—	—	195,738	195,738

Balance – September 30, 2024	2,548,000	$255	$—	$(1,736,754)	$(1,736,499)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2022(1)(2)(3)	2,003,000	$200	$27,028	$(11,228)	$16,000

Sale of 545,000 private units	545,000	55	5,449,945	—	5,450,000

Fair value of public warrants at issuance	—	—	1,104,000	—	1,104,000

Fair value of representative shares	—	—	1,185,493	—	1,185,493

Fair value of rights included in public units	—	—	3,305,100	—	3,305,100

Fair value of representative warrants	—	—	12,075	—	12,075

Allocated value of transaction costs	—	—	(354,297)	—	(354,297)

Accretion for ordinary shares to redemption amount	—	—	(10,072,026)	—	(10,072,026)

Net income	—	—	—	251,313	251,313

Balance – March 31, 2023	2,548,000	255	657,318	240,085	897,658

Accretion for ordinary shares to redemption amount	—	—	(581,705)	—	(581,705)

Net income	—	—	—	437,354	437,354

Balance – June 30, 2023	2,548,000	$255	$75,613	$677,439	$753,307

Accretion for ordinary shares to redemption amount	—	—	(75,613)	(682,659)	(758,272)

Net income	—	—	—	391,367	391,367

Balance – September 30, 2023	2,548,000	$255	$—	$386,147	$386,402
(1)	At December 31, 2022, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
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

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$100,345	$1,080,034
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,644,669)	(2,143,508)
Unrealized gain on investments held in Trust Account	—	(16,128)
Changes in operating assets and liabilities:
Other receivable	—	28
Prepaid expenses	8,853	(140,393)
Accounts payable and accrued expenses	795,725	582,143
Chinese taxes payable	143,970	—
Net cash used in operating activities	(595,776)	(637,824)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(70,380,000)
Cash deposited into Trust Account for extension payments	(270,000)	—
Net cash used in investing activities	(270,000)	(70,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	66,930,000
Proceeds from sale of Private Units	—	5,450,000
Proceeds from sale of Representative warrants	—	100
Advances from related party	—	35,430
Repayment of advances from related party	—	(251,969)
Repayment of promissory note – Sponsor	—	(150,000)
Payment of offering costs	(70,000)	(647,036)
Proceeds from promissory note – Sponsor	519,888	—
Proceeds from due from Sponsor	60,000	—
Proceeds from extension note – Sponsor	270,000	—
Net cash provided by financing activities	779,888	71,366,525

Net Change in Cash	(85,888)	348,701
Cash – Beginning of period	96,486	—
Cash – End of period	$10,598	$348,701

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$70,000
Accretion of Class A ordinary shares to redemption value	$1,770,699	$11,412,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through September 30, 2024 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2024

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

On November 10, 2023, the Company held an extraordinary general meeting (the “2023 Extension Meeting”), at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to amend the terms of the Original Extension and to give the Board the right to extend the date by which the Company has to consummate a Business Combination (such date, the “Termination Date”) from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board (the “2023 Extension Amendment”). In connection with the 2023 Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “2023 Extension Redemption”). As a result of the 2023 Extension Redemption, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the Trust Account to pay such holders.

On November 10, 2023, the Company issued a promissory note (the “2023 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “2023 Extension Funds”), pursuant to which the 2023 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of September 30, 2024, there was $330,000 of outstanding borrowings under the 2023 Extension Note.

As of September 30, 2024, the Sponsor made a total of $330,000 of extension deposits into the Trust Account to extend the time the Company has to complete an initial Business Combination to October 18, 2024.

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

On August 21, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to September 18, 2024.

On September 22, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to October 18, 2024.

On October 30, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to November 18, 2024 (Note 9).

The Company plans on extending the time to complete an initial business combination by one month from November 18, 2024 to December 18, 2024 by depositing the $30,000 monthly extension payment into the Trust Account on or before November 26, 2024.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

On November 14, 2024, the Company held an extraordinary general meeting in lieu of annual general meeting of shareholders (the “2024 Extension Meeting”), at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to give the Board the right to extend the date by which the Company has to consummate a Business Combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the Board (the “2024 Extension Amendment”). In connection with the 2024 Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “2024 Extension Redemption”). As a result of the 2024 Extension Redemption, an aggregate amount of approximately $36.3 million (approximately $11.24 per share) was removed from the Trust Account to pay such holders.

If the Company is unable to complete a Business Combination by November 18, 2025 (or such earlier date as determined by the Board), as extended by the 2024 Extension Amendment (such period, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s Board, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On November 14, 2024, the Company issued a promissory note (the “2024 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “2024 Extension Funds”), pursuant to which the 2024 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company may extend the time to consummate a Business Combination on a monthly basis from November 18, 2024 until November 18, 2025, as determined by the Board. It is uncertain that the Company will be able to consummate a Business Combination during this time period. If a Business Combination is not consummated by November 18, 2025 (if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution.

Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 18, 2025. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 17, 2024, as amended on September 23, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $10,598 and $96,486 in cash as of September 30, 2024 and December 31, 2023, respectively, and no cash equivalents as of such dates.

Investments in Trust Account

At September 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 (Investments—Debt and Equity Securities), where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the condensed statements of operations.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2024 and December 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

At September 30, 2024 and December 31, 2023, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,104,000)
Proceeds allocated to Public Rights	(3,305,100)
Ordinary share issuance costs	(4,011,946)
Redemption of ordinary shares	(31,907,588)
Plus:
Remeasurement of carrying value to redemption value	12,089,247
Ordinary shares subject to possible redemption, December 31, 2023	40,760,613
Plus:
Remeasurement of carrying value to redemption value	1,770,699
Ordinary shares subject to possible redemption, September 30, 2024	$42,531,312

Ordinary shares subject to possible redemption of $42,531,312 excludes $774,337 of the amount in the Trust Account reserved for taxes payable.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $774,337 and $630,367 for Chinese Income Tax and VAT and surcharges as of September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $33,448 and $121,601, respectively, related to the Chinese Income Tax estimate, and $37,321 and $61,474, respectively, for VAT and surcharges. For the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $33,448 and $354,635, respectively, related to the Chinese Income Tax estimate, and $110,522 and $144,044, respectively, for VAT and surcharges. The VAT and surcharges were recorded as part of the Company’s general and administrative expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
		Non-		Non-		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$118,170	$77,568	$285,821	$105,546	$60,580	$39,765	$754,633	$325,401
Denominator:
Basic and diluted weighted average shares outstanding	3,881,692	2,548,000	6,900,000	2,548,000	3,881,692	2,548,000	5,686,813	2,452,176
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.04	$0.04	$0.02	$0.02	$0.13	$0.13

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

SEPTEMBER 30, 2024

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2024, the Company incurred $30,000 and $90,000 in fees for these services, of which $40,000 is included in accrued expenses in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $75,000 in fees for these services, of which $0 is included in accrued expenses in the accompanying condensed balance sheets.

Due from Sponsor

Through March 31, 2024, the Company advanced an aggregate amount of $136,923 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination. On April 9, 2024, the Sponsor reimbursed the Company for the outstanding $136,923 of advances it made on Sponsor’s behalf. As of September 30, 2024 and December 31, 2023, amounts due from Sponsor are nil and $60,000, respectively.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of September 30, 2024 and December 31, 2023, there was $923 of outstanding balances in advances from Sponsor.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company was able to borrow up to an aggregate principal amount of $150,000. The note was non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of September 30, 2024, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

On February 26, 2024, the Company issued an unsecured promissory note (the “2024 Note”) in the aggregate principal amount of up to $1,000,000 to the Sponsor, for the Company’s working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination by the Company or the date of the Company’s liquidation. As of September 30, 2024, total borrowings under this note amounted to $519,888.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, the Company has no outstanding borrowings under the Working Capital Loans.

Extension Note - Sponsor

As discussed in Note 1, on November 10, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of September 30, 2024 and December 31, 2023, there were $330,000 and $60,000, respectively, of outstanding borrowings under the 2023 Extension Note.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On November 13, 2024, the Company, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the first amendment to the Business Combination Agreement (the “BCA Amendment”), to, among other things, (i) adopt an American depository share facility, (ii) revise the scope and terms of certain lock-up provisions applicable to the Sponsor and Youlife shareholders, and (iii)

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

clarify certain matters related to the dual-class share structure of Pubco following the closing (the “Closing”) of the Youlife Business Combination. Under the new American depository share facility, at the Closing, Pubco will issue its ordinary shares in the form of American depository shares (“Pubco ADSs”) to the Company and Youlife shareholders holding registered shares, which Pubco ADSs will be listed on the Nasdaq Capital Market in lieu of Pubco ordinary shares, and the warrants to be issued by Pubco will be exercisable for Pubco ADSs. Upon becoming registered shares, Pubco ordinary shares will be exchangeable for Pubco ADSs.

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

Vendor Agreement

On March 5, 2024, the Company entered into an agreement with a vendor for legal and consulting services, rendering the previous agreement with the same vendor entered into in 2023 void. The agreement provides that the Company will pay the vendor $500,000 as follows: (i) $200,000, which had already been paid, (ii) $50,000 by no later than March 15, 2024; (iii) $100,000 upon execution of the business combination agreement, or the merger agreement, as the case may be; and (iv) $150,000 upon submission of the S-4/F-4 proxy to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $950,000. If the Business Combination does not close, the Company shall not be responsible for any further payments. On May 4, 2023, the Company paid the $200,000 retainer based on the previous agreement entered into 2023, which was carried forward to the current agreement. As of December 31, 2023, $169,935 has been charged against the retainer amount, and the remainder of $30,065 was recorded as prepaid expenses. The $30,065 prepaid amount was fully utilized during the nine months ended September 30, 2024 and this amount was charged to expense. On April 10, 2024, the Company paid the second installment payment of $50,000. In addition, the Company incurred additional business combination fees of $489,030 in relation to this agreement, $207,373 of which has been billed as of September 30, 2024 while the remaining unbilled amount of $281,657 has been included in the accrued expenses balance in the accompanying condensed balance sheets.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2024 and December 31, 2023, there were no preference shares issued and outstanding.

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

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At September 30, 2024 and December 31, 2023, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 3,881,692 ordinary shares subject to possible redemption. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

At September 30, 2024, assets held in the Trust Account were comprised of $43,355,649 in money market funds which are invested primarily in U.S. government securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2024	2023
Assets:
Investments held in Trust Account	1	$43,355,649	$41,440,980

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 30, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to November 18, 2024.

On November 13, 2024, the Company, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the BCA Amendment, to, among other things, (i) adopt an American depository share facility, (ii) revise the scope and terms of certain lock-up provisions applicable to the Sponsor and Youlife shareholders, and (iii) clarify certain matters related to the dual-class share structure of Pubco following the Closing of the Youlife Business Combination. Under the new American depository share facility, at the Closing, Pubco will issue its ordinary shares in the form of Pubco ADSs to the Company and Youlife shareholders holding registered shares, which Pubco ADSs will be listed on the Nasdaq Capital Market in lieu of Pubco ordinary shares, and the warrants to be issued by Pubco will be exercisable for Pubco ADSs. Upon becoming registered shares, Pubco ordinary shares will be exchangeable for Pubco ADSs.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

On November 14, 2024, the Company held the 2024 Extension Meeting, at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to give the Board the right to extend the date by which the Company has to consummate a Business Combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the Board (the “2024 Extension Amendment”). In connection with the 2024 Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result of the 2024 Extension Redemption, an aggregate amount of $36.3 million (approximately $11.24 per share) was removed from the Trust Account to pay such holders.

On November 14, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the 2024 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

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

The SEC has adopted new rules and regulations relating to special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

On November 10, 2023, we held an extraordinary general meeting (the “2023 Extension Meeting”), at which our shareholders approved the 2023 Extension Amendment to amend the terms of the Paid Extension and to give the Board the right to extend the date by which we have to consummate a Business Combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board. In connection with the 2023 Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the 2023 Extension Amendment, we issued the 2023 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the 2023 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each public share that was not redeemed in connection with the 2023 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial Business Combination, for up to an aggregate of $360,000. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, and (b) the date of our liquidation. As of September 30, 2024 and December 31, 2023, there were $330,000 and $60,000, respectively, outstanding borrowings under the 2023 Extension Note.

As of September 30, 2024, the Sponsor made a total of $330,000 of extension deposits into the Trust Account to extend the time the Company has to complete an initial Business Combination to October 18, 2024.

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

On August 21, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to September 18, 2024.

On September 22, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to October 18, 2024.

On October 30, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to November 18, 2024.

On November 14, 2024, the Company held an extraordinary general meeting in lieu of annual general meeting of shareholders (the “2024 Extension Meeting”), at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to give the Board the right to extend the date by which the Company has to consummate a Business Combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the Board (the “2024 Extension Amendment”). In connection with the 2024 Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “2024 Extension Redemption”). As a result of the 2024 Extension Redemption, an aggregate amount of $36.3 million (approximately $11.24 per share) was removed from the Trust Account to pay such holders.

On November 14, 2024, the Company issued a promissory note (the “2024 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “2024 Extension Funds”), pursuant to which the 2024 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

If the Company is unable to complete a Business Combination by November 18, 2025 (or such earlier date as determined by the Board), as extended by the 2024 Extension Amendment (such period, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s Board, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On November 13, 2024, the Company, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the first amendment to the Business Combination Agreement (the “BCA Amendment”), to, among other things, (i) adopt an American depository share facility, (ii) revise the scope and terms of certain lock-up provisions applicable to the Sponsor and Youlife shareholders, and (iii) clarify certain matters related to the dual-class share structure of Pubco following the closing (the “Closing”) of the Youlife Business Combination. Under the new American depository share facility, at the Closing, Pubco will issue its ordinary shares in the form of American depository shares (“Pubco ADSs”) to the Company and Youlife shareholders holding registered shares, which Pubco ADSs will be listed on the Nasdaq Capital Market in lieu of Pubco ordinary shares, and the warrants to be issued by Pubco will be exercisable for Pubco ADSs. Upon becoming registered shares, Pubco ordinary shares will be exchangeable for Pubco ADSs.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $195,738, which consists of interest income on marketable securities held in the Trust Account of $555,371, offset by operating costs of $326,185 and Chinese income tax of $33,448.

For the nine months ended September 30, 2024, we had net income of $100,345, which consists of interest income on marketable securities held in the Trust Account of $1,644,669, offset by operating costs of $1,510,876 and Chinese income tax of $33,448.

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

For the nine months ended September 30, 2024, net loss of $100,345 is reduced by the effect of interest earned on investments held in the Trust Account of $1,644,669 and increased by the changes in operating assets and liabilities of $948,548, arriving at the net cash used in operating activities was $595,776.

For the nine months ended September 30, 2023, cash used in operating activities was $637,824. Net income of $1,080,034 was affected by interest earned on marketable securities held in the Trust Account of $2,143,508 and unrealized gain on marketable securities held in our Trust Account of $16,128. Changes in operating assets and liabilities provided $441,778 of cash from operating activities.

On November 10, 2023, we held the 2023 Extension Meeting, at which our shareholders approved the 2023 Extension Amendment to amend the terms of the Paid Extension and to give the Board the right to extend the date by which we have to consummate a Business combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the Board. In connection with the 2023 Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the 2023 Extension Amendment, we issued the 2023 Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the 2023 Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) that we decide to take to complete our initial business combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of September 30, 2024, there was $330,000 outstanding borrowings under the 2023 Extension Note.

On February 26, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination or the date of liquidation. As of September 30, 2024, total borrowings under this note amounted to $519,888.

On November 14, 2024, the Company held the 2024 Extension Meeting, at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to give the Board the right to extend the date by which the Company has to consummate a Business Combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the Board (the “2024 Extension Amendment”). In connection with the 2024 Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result of the 2024 Extension Redemption, an aggregate amount of $36.3 million (approximately $11.24 per share) was removed from the Trust Account to pay such holders.

On November 14, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the 2024 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

As of September 30, 2024, we had investments held in the Trust Account of $43,355,649 (including $3,432,390 of interest income) consisting of money market funds which are invested primarily in U.S. government securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $10,598. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, we may extend the amount of time to consummate a business combination from November 18, 2024 until November 18, 2025, as extended by the 2024 Extension Amendment. It is uncertain that we will be able to consummate a business combination by this time. We plan on extending the time to complete an initial business combination by one month from November 18, 2024 to December 18, 2024 by depositing the $30,000 monthly extension payment into the Trust Account on or before November 26, 2024. If a business combination is not consummated by a liquidation deadline there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Investments in Trust Account

Assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. We accounted for the investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the condensed statements of operations. As of September 30, 2024 and December 31, 2023, the fair value of investments held in the Trust Account amounts to $43,355,649 and $41,440,980, respectively.

Derivative Financial Instruments

We evaluate financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to:

(i)	material weaknesses previously identified related to ineffective review of controls over the financial statement preparation process including the valuation of complex financial instruments and recording of accrued expenses, including income taxes and including proper cut off procedures.
(ii)	material weakness in internal controls related to ineffective review of controls over the financial statement preparation process including the error in recording of excise tax payable and failure to record amounts due from the Sponsor and the 2023 Extension Note payable to Sponsor.
(iii)	material weakness in internal controls related to the compliance with the terms of the extension payment to extend the time we have to complete an initial business combination.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2024, September 30, 2023 and March 31, 2023, respectively, as filed with the SEC on August 16, 2024, November 14, 2023 and May 18, 2023, respectively, (ii) registration statement for our Initial Public Offering, (iii) Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 17, 2024; and (iv) definitive proxy statement, as filed with the SEC on October 31, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

In connection with the 2024 Extension Meeting, 3,229,522 Public Shares were redeemed at a price per Public Share of approximately $11.24, thereby reducing the number of outstanding Public Shares from 3,881,692 to 652,170, and reducing the total amount held in the Trust Account to approximately $7.3 million (as of November 19, 2024).

Due to the high rates of redemptions of Public Shares in connection with shareholder votes to approve extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Shareholders may only receive approximately $11.24 per Public Share on the liquidation of our Trust Account, as of November 14, 2024, and our Warrants and Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $11.24 per share upon the redemption of their Public Shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 14, 2024, we held the 2024 Extension Meeting, at which our shareholders approved, as a special resolution, the 2024 Extension Amendment, which extended the date by which we have to consummate a Business Combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the Board. In connection with the 2024 Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result of the 2024 Extension Redemption, we paid cash in the aggregate amount of approximately $36.3 million (approximately $11.24 per share) to such redeeming shareholders.

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

DISTOKEN ACQUISITION CORPORATION

Date: November 19, 2024	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Jirong Lyu
	Name:	Jirong Lyu
	Title:	Chief Financial Officer (Principal Financial Officer)