Form 10-K
period 2024-12-31
Distoken Acquisition Corp
filed 2025-03-07
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market was approximately $44.8 million.

As of March 7, 2025 there were 3,200,170 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Youlife Business Combination (as defined below);
●	our expectations around the performance of the prospective target business or businesses, such as Youlife (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares (as defined below) paid by our sponsor (as defined below);
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	our financial performance;
●	the impact on the amount held in the trust account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or management team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	the trust account not being subject to claims of third parties; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;
●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 16, 2024;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;
●	“2024 Note” are to the unsecured promissory note we issued to the sponsor (as defined below) on February 26, 2024 in the aggregate principal amount of up to $1,000,000;
●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company;
●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Combination Period” are to the 33-month period, from the closing of the initial public offering (as defined below) to November 18, 2025 (or such earlier date as determined by the board), as extended upon the approval of the Extension Amendment (as defined below) at the Extension Meeting (as defined below), that we have to consummate an initial business combination; provided that the Combination Period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rule;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company,” “we” or “us” are to Distoken Acquisition Corporation, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account, warrant agent of our public warrants (as defined below), and rights agent of our rights (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“First Extension Amendment” are to the amendment to the amended and restated memorandum and articles of association adopted at the First Extension Meeting to extend the Combination Period to November 18, 2024 (or such earlier date as determined by the board);
●	“First Extension Funds” are to the $360,000 deposited into the trust account in connection with the First Extension Amendment;
●	“First Extension Meeting” are to our extraordinary general meeting of shareholders held on November 10, 2023;
●	“First Extension Note” are to the unsecured promissory note in the aggregate amount of up to $360,000 issued to the sponsor by the Company in connection with the First Extension Amendment and First Extension Funds;
●	“First Merger Sub” are to Youlife I Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;
●	“founder shares” are to the ordinary shares initially purchased by our sponsor prior to the initial public offering (for the avoidance of doubt, such ordinary shares will not be “public shares” (as defined below));
●	“I-Bankers” are to I-Bankers Securities, Inc., representative of the underwriters in our initial public offering;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” or “IPO” are to the initial public offering that we consummated on February 17, 2023;
●	“initial shareholders” are to our sponsor and other holders of our founder shares prior to our initial public offering, but excludes the representative shares (as defined below);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Note” are to the unsecured promissory note we issued to the sponsor, dated July 8, 2020 and as amended in March 2021 and November 2022, pursuant to which we may borrow up to $150,000;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 15, 2020, as amended, and declared effective on February 13, 2023 (File No. 333-248822);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our executive officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“Nasdaq 36 Month Requirement” are to the Nasdaq requirement that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;
●	“private rights” are to the rights underlying the private units;
●	“private shares” are to the ordinary shares underlying the private units;
●	“private units” are to the units issued to our sponsor in the private placement, as well as any units that may be issued upon conversion of Working Capital Loans;
●	“private warrants” are to the warrants underlying the private units;
●	“Pubco” are to Youlife Group Inc., a Cayman Islands exempted company;
●	“public rights” are to our rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shares” are to the ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;
●	“representative shares” are to the 278,000 ordinary shares that we issued to I-Bankers and certain third parties and their designees;
●	“representative warrants” are to the warrants that we issued to I-Bankers exercisable to purchase 172,500 ordinary shares at a price of $12.00 per share, subject to adjustment;
●	“rights” are to our public rights and private rights, together;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Second Extension Amendment” are to the amendment to the amended and restated memorandum and articles of association adopted at the Second Extension Meeting to extend the Combination Period to November 18, 2025 (or such earlier date as determined by the board);

v

●	“Second Extension Funds” are to up to $360,000 to be deposited into the trust account in connection with the Second Extension Amendment;
●	“Second Extension Meeting” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on November 14, 2024;
●	“Second Extension Note” are to the unsecured promissory note in the aggregate amount of up to $360,000 issued to the sponsor by the Company in connection with the Second Extension Amendment and Second Extension Funds;
●	“Second Merger Sub” are to Youlife II Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Xioasen Sponsor LLC, a Cayman Islands limited liability company;
●	“trust account” are to the U.S.-based trust account in which an amount of $70,380,000 from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share, one public warrant and one public right;
●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;
●	“warrants” are to our redeemable warrants, which include the public warrants (whether they were purchased in our initial public offering or thereafter in the open market), and the private warrants;
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of our directors and officers may, but are not obligated to, loan us;
●	“Youlife” are to Youlife International Holdings Inc., a Cayman Islands exempted company;
●	“Youlife Business Combination” are to the transactions contemplated by the Youlife Business Combination Agreement (as defined below);
●	“Youlife Business Combination Agreement” are to that certain business combination agreement, dated as of May 17, 2024, as amended on November 13, 2024 and January 17, 2025, as it may be further amended or supplement, by and among the Company, Pubco, the sponsor, First Merger Sub, Second Merger Sub and Youlife; and
●	“Youlife Registration Statement” are to the Registration Statement on Form F-4, which includes a proxy statement/prospectus filed by Pubco with the SEC in connection with the Youlife Business Combination.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jian Zhang, our Chief Executive Officer, and Jirong Lyu, our Chief Financial Officer. We must complete our initial business combination by November 18, 2025, 33 months from the closing of our initial public offering. If our initial business combination is not consummated by the end of this Combination Period, then, unless our board of directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the trust account.

Extensions of Our Combination Period

We initially had until November 17, 2023, 9 months from the closing of our initial public offering, to consummate our initial business combination. However, if we anticipated that we would not be able to consummate a business combination within 9 months, we were originally permitted, by resolution of the board if requested by the sponsor, to extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months), subject to the sponsor depositing additional funds into the trust account (the “Paid Extension”). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental, in order for the time available to consummate our initial business combination to be extended, the sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $690,000 ($0.10 per unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline.

On November 10, 2023, we held the First Extension Meeting, at which our shareholders approved the First Extension Amendment to amend the terms of the Paid Extension and to give the board the right to extend the date by which we have to consummate a business combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the board. In connection with the First Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the First Extension Amendment, we issued the First Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the First Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the First Extension Amendment. The sponsor paid $30,000 per month (or approximately $0.01 per public share not redeemed) for each calendar month until November 18, 2024, for an aggregate of $360,000. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of December 31, 2024 and 2023, there were $360,000 and $60,000, respectively, of outstanding borrowings under the First Extension Note.

On February 26, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial business combination or the date of liquidation. As of December 31, 2024, total borrowings under this note amounted to $764,274.

On November 14, 2024, we held the Second Extension Meeting, at which our shareholders approved, as a special resolution, an amendment to our amended and restated memorandum and articles of association to give the board the right to extend the date by which we have to consummate a business combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the board. In connection with the Second Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $36.3 million (approximately $11.24 per share) was removed from the trust account to pay such holders.

On November 14, 2024, we issued the Second Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Second Extension Funds will be deposited into the trust account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that we decide to take to complete an initial business combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $360,000. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the liquidation of us. As of December 31, 2024, there was $60,000 outstanding borrowings under the Second Extension Note.

As a result of the Second Extension Amendment, we have until November 18, 2025, or such earlier date as determined by the board to consummate our initial business combination. If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our trust account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq 36 Month Requirement provides that  SPACs must complete their initial business combination within 36 months following the effectiveness of their initial public offering registration statement. If we do not meet the Nasdaq 36 Month Requirement, we will likely be subject to a suspension of trading and delisting from Nasdaq.

Youlife Business Combination

On May 17, 2024, we entered into the Youlife Business Combination Agreement with Pubco, the sponsor, First Merger Sub, Second Merger Sub and Youlife.

Under the Youlife Business Combination Agreement, upon the terms and subject to the conditions set forth therein, at the Closing, among other matters, (a) First Merger Sub will merge with and into Youlife, with Youlife surviving as a wholly-owned subsidiary of Pubco and the outstanding shares of Youlife being converted into the right to receive shares of Pubco; and (b) Second Merger Sub will merge with and into us, with us surviving the Second Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of us being converted into the right to receive substantially equivalent securities of Pubco, upon the terms and subject to the conditions set forth in the Business Combination Agreement, and the Ancillary Documents and in accordance with applicable law.

On November 13, 2024, we, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the first amendment to the Business Combination Agreement, to, among others, (i) adopt an American depository share (“ADS”) facility, (ii) revise the scope and terms of certain lock-up provisions applicable to the Sponsor and Youlife Shareholders, and (iii) clarify certain matters related to the dual-class share structure of Pubco following the Closing.

On January 17, 2025, we, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the second amendment to the Business Combination Agreement, to, among others, clarify that the recipients of Pubco ADSs shall be those that are not subject to any lock-up restrictions.

The following subsections describe the material provisions of the Youlife Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the Youlife Business Combination Agreement is qualified in its entirety by reference to the complete text of the Youlife Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined therein, the capitalized terms used below have the same meaning given to them in the Youlife Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Youlife Business Combination.

Consideration

Under the Business Combination Agreement, the Merger Consideration to be paid to the shareholders of Youlife is $700,000,000 and will be paid entirely in newly issued Pubco Class A Ordinary Shares (including Pubco Class A Ordinary Shares in the form of Pubco ADSs) and Pubco Class B Ordinary Shares at the Closing, with each share valued at $10.00.

As a result of the Mergers, (a) (i) each security of Youlife that is not subject to any lock-up restrictions, other than the Youlife Founder Shares, that is issued and outstanding immediately prior to the First Merger Effective Time will be cancelled and converted into the right to receive such number of Pubco Class A Ordinary Shares equal to the Exchange Ratio in the form of Pubco ADSs, and (ii) each security of Youlife that is subject to lock-up restrictions, other than the Youlife Founder Shares, that is issued and outstanding immediately prior to the time the First Merger Effective Time will be cancelled and converted into the right to receive such number of Pubco Class A Ordinary Shares equal to the Exchange Ratio, in each case in accordance with the Business Combination Agreement; (b) each Youlife Founder Share that is issued and outstanding immediately prior to the First Merger Effective Time will be cancelled and converted into the right to receive such number of Pubco Class B Ordinary Shares equal to the Exchange Ratio and in accordance with the Business Combination Agreement, with each such Pubco Class B Ordinary Share entitling each holder thereof to 20 votes for each Pubco Class B Ordinary Share held by such holder; (c) each outstanding ordinary share of us that is issued and outstanding immediately prior to the time the Second Merger is effective will be cancelled and converted into the right to receive an equivalent number of Pubco Class A Ordinary Shares in the form of Pubco ADSs (excluding certain restricted securities held by the Sponsor which will be exchanged for Pubco Class A Ordinary Shares), (d) each outstanding public warrant and private warrant of us will convert into one Pubco public warrant and one Pubco private warrant, respectively; and (e) each issued and outstanding right of us (excluding certain restricted securities held by the Sponsor which will be exchanged for Pubco Class A Ordinary Shares) will automatically be converted into one-tenth of one Pubco Class A Ordinary Share in the form of Pubco ADSs.

Representations and Warranties

The Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement.

“Material Adverse Effect” as used in the Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or the ability of such person or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Business Combination Agreement or the ancillary documents to which it is a party or bound or to perform its obligations hereunder or thereunder, in each case subject to certain customary exceptions. The representations and warranties made by the parties are customary for transactions similar to the Business Combination.

In the Youlife Business Combination Agreement, Youlife made certain customary representations and warranties to us, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) Company permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) top customers and top vendors; (24) certain business practices; (25) Investment Company Act; (26) finders and brokers; (27) information supplied; and (28) independent investigation.

In the Youlife Business Combination Agreement, we made certain customary representations and warranties to Youlife and Pubco, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) filings with the SEC, our financial statements, and internal controls; (7) absence of certain changes; (8) compliance with laws; (9) actions, orders and permits; (10) taxes and returns; (11) employees and employee benefit plans; (12) properties; (13) material contracts; (14) transactions with affiliates; (15) Investment Company Act; (16) finders, brokers, and advisors; (17) certain business practices; (18) insurance; and (19) independent investigation.

In the Youlife Business Combination Agreement, Pubco, First Merger Sub and Second Merger Sub made customary representations and warranties to us, including among others, related to the following: (1) organization and good standing; (2) authority and binding effect relative to the execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) activities of Pubco, First Merger Sub and Second Merger Sub; (7) finders and brokers; (8) Investment Company Act; (9) information supplied; and (10) independent investigation.

None of the representations and warranties of the parties shall survive the Closing.

Material Adverse Effect

“Material Adverse Effect” as used in the Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or the ability of such person or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Business Combination Agreement or the ancillary documents to which it is a party or bound or to perform its obligations hereunder or thereunder, in each case subject to certain customary exceptions. The representations and warranties made by the parties are customary for transactions similar to the Business Combination.

Covenants of the Parties

Each party agreed in the Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement in accordance with its terms, including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) the provision of financial statements of Youlife and its direct and indirect subsidiaries (excluding Pubco, First Merger Sub and Second Merger Sub) (the “Youlife Companies”); (4) our public filings; (5) “no shop” obligations (which will commence from the initial confidential or public submission of the Registration Statement to the SEC and exceptions; (6) no insider trading; (7) notifications of certain breaches, consent requirements or other matters; (8) efforts to consummate the Closing and obtain third party and regulatory approvals and efforts to cause Pubco to maintain its status as a “foreign private issuer” under the U.S. Securities Exchange Act of 1934 Rule 3b-4; (9) further assurances; (10) public announcements; (11) confidentiality; (12) indemnification of directors and officers and tail insurance; (13) use of trust proceeds after the Closing; (14) efforts to support a private placement or backstop arrangements, if sought; (15) intended tax treatment of the Mergers; and (16) the provision of an employees’ compensation insurance policy by Youlife.

The parties also agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of a board of seven directors comprised of persons that are designated by Youlife prior to the Closing.

We and Pubco also agreed to jointly prepare, and Pubco shall file with the SEC, a registration statement on Form S-4 or F-4 in connection with the registration under the Securities Act of the issuance of securities of Pubco to the holders of the ordinary shares, rights and warrants of us and Youlife and containing a proxy statement/prospectus for the purpose of soliciting proxies from the shareholders of us for the matters relating to the Business Combination to be acted on at the special meeting of the shareholders of us and providing such shareholders an opportunity to participate in the Redemption of their Public Sharesupon the Closing.

The Sponsor agreed to pay all unpaid expenses of us in excess of $10,000,000 and any finder fee owed pursuant to the business combination marketing agreement between us and I-Bankers (if any) and the Sponsor agreed to indemnify and hold harmless us and Pubco with respect to any such unpaid amounts.

Conditions to Closing

The obligations of the parties to consummate the Business Combination are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Business Combination Agreement and the Business Combination and related matters by the requisite vote of our shareholders; (ii) obtaining material regulatory approvals; (iii) no law or order preventing or prohibiting the Business Combination; (iv) us having at least $5,000,001 in net tangible assets as of the Closing; (v) the amendment by Pubco shareholders of Pubco’s memorandum and articles of association; (vi) the effectiveness of the Registration Statement; (vii) the appointment of the post-closing directors of Pubco; and (viii) the Nasdaq listing requirements having been fulfilled.

In addition, unless waived by Youlife, the obligations of Youlife, Pubco, First Merger Sub and Second Merger Sub to consummate the Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of us being true and correct on and as of the Closing (subject to Material Adverse Effect); (ii) us having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to us since the date of the Business Combination Agreement which is continuing and uncured; (iv) us having cash and cash equivalents at least equal to the aggregate expenses of us; (v) the receipt by Youlife and Pubco of the amendment to the Registration Rights Agreement, dated as of February 15, 2023, by and among us, the Sponsor and the other holders named therein (the “Founders Registration Rights Agreement Amendment”); (vi) the receipt of the Founder Lock-Up Agreement from the Sponsor; (vii) each of Youlife’s shareholders shall have received from Pubco a duly executed registration rights agreement covering the merger consideration shares received by Youlife Shareholders; and (viii) the aggregate unpaid expenses of us not exceeding $10,000,000, or alternatively, the Sponsor shall have paid in full all unpaid expenses of us in excess of $10,000,000.

Unless waived by us, the obligations of us to consummate the Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of Youlife, Pubco, First Merger Sub, and Second Merger Sub being true and correct on and as of the date of the Closing (subject to Material Adverse Effect on the Target Companies, taken as a whole); (ii) Youlife, Pubco, First Merger Sub, and Second Merger Sub having performed in all material respects their respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to the Target Companies (taken as a whole) since the date of the Business Combination Agreement which is continuing and uncured; (iv) the receipt by us of the Founders Registration Rights Agreement Amendment duly executed by Pubco; (v) the receipt of a Company Founder Lock-Up Agreement from Mr. Yunlei Wang, a Company Lock-up Agreement from each Youlife Shareholder (other than Mr. Yunlei Wang), and the Founder Lock-Up Agreement, duly executed by Pubco and Youlife, and the Non-Competition and Non-Solicitation Agreement (as defined below) from each Significant Company Holder shall be in full force and effect from the Closing; (vi) we shall have received employment agreements between certain individuals and the applicable Youlife Company or Pubco.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by either us or Youlife if the Closing does not occur by March 31, 2025 (the “Outside Date”); provided that if we seeks and receives an extension of the deadline by which it must consummate its initial business combination, either us or Youlife shall have the right to extend the Outside Date by an additional period equal to the shorter of (A) three additional months and (B) the period ending on the last day by which we must consummate its initial business combination pursuant to such extension or such other date as may be extended for only one time pursuant to the Business Combination Agreement.

The Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of us and Youlife; (ii) by either us or Youlife if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Business Combination, and such order or other action has become final and non-appealable; (iii) by Youlife for our uncured breach of the Business Combination Agreement, such that the related closing condition would not be met; (iv) by us for the uncured breach of the Business Combination Agreement by Youlife, Pubco, First Merger Sub, or Second Merger Sub, such that the related closing condition would not be met; or (v) by either us or Youlife if we holds its shareholders meeting to approve the Business Combination Agreement and the Business Combination, and such approval is not obtained.

If the Business Combination Agreement is terminated, all further obligations of the parties under the Business Combination Agreement (except for certain obligations related to confidentiality, effect of termination, fees and expenses, trust fund waiver, miscellaneous and definitions to the foregoing) will terminate, and no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Business Combination Agreement prior to termination.

Trust Account Waiver

Youlife, Pubco, First Merger Sub and Second Merger Sub have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the trust account held for its Public Shareholders, and have agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Ancillary Documents

Lock-up Agreements

Pubco, Youlife and we intend to enter into the Founder Lock-up Agreement with the Sponsor prior to the Closing, amending and restating the lock-up agreement that was executed by the Sponsor on May 17, 2024, and superseding the provisions of the Insider Letter Agreement with respect to transfer restrictions on the Founder Shares. The Founder Lock-up Agreement provides for a lock-up period with respect to the Founder Shares commencing on the Closing Date and ending on the one-year anniversary of the Closing Date (with respect to 50% of such shares subject to early release if the last trading price of Pubco ADSs equals or exceeds $12.50 for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing).

Pubco, Youlife and we intend to enter into the Company Founder Lock-up Agreement with Youtch Investment Co., Ltd., a holding company wholly owned by Mr. Yunlei Wang, prior to the Closing, amending and restating the lock-up agreement that was executed by Youtch Investment Co., Ltd., on May 17, 2024. The Company Founder Lock-up Agreement provides for a lock-up period commencing on the Closing Date and ending on the one-year anniversary of the Closing Date (with respect to 50% of such shares subject to early release if the last trading price of Pubco ADSs equals or exceeds $12.50 for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing).

Pubco, Youlife and we also intend to enter into the Company Lock-up Agreements with each shareholder of Youlife (other than Mr. Yunlei Wang) prior to the Closing, certain of which Company Lock-Up Agreements will amend and restate the lock-up agreements that were executed by certain shareholders of Youlife on May 17, 2024. The Company Lock-up Agreements provide for a lock-up period commencing on the Closing Date and ending on the date that is 180 calendar days after the Closing Date (with respect to 50% of such shares subject to early release if the last trading price of Pubco ADSs equals or exceeds $12.50 for any 20 trading days within any 30 trading day period commencing at least 90 days after the Closing). The restrictions set forth in the Company Lock-Up Agreements are waivable in writing by Pubco, Youlife and us at any time prior to the Closing, and they may do so to the extent required for Pubco to have sufficient public float to meet Nasdaq initial listing requirements.

Shareholder Support Agreement

Simultaneously with the execution of the Business Combination Agreement, we, Youlife, and shareholders of Youlife collectively holding approximately 69.1% of outstanding Youlife Ordinary Shares (calculated on an as-converted basis) have entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, the shareholders of Youlife have agreed (a) to vote all of Youlife Ordinary Shares held by the respective Youlife shareholders in favor of the adoption of the Business Combination Agreement, the Ancillary Documents and the Transactions (including the First Merger), subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

Non-Competition and Non-Solicitation Agreements

Simultaneously with the execution of the Business Combination Agreement, certain Youlife Shareholders entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”) in favor of Pubco, us and Youlife. Under the Non-Competition and Non-Solicitation Agreements, certain Youlife Shareholders agreed not to compete with Pubco during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of Pubco. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

The foregoing descriptions of the Lock-Up Agreements, the Shareholder Support Agreement, and the Non-Competition and Non-Solicitation Agreement do not purport to be complete and is qualified in its entirety by reference to the full text of the Lock-Up Agreements, the Shareholder Support Agreement, and the Non-Competition and Non-Solicitation Agreement, copies of which are included as Exhibits 10.14 – 10.19 hereto and incorporated by reference herein.

Investment Criteria

Our management team is focused on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses, such as Youlife. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so. Any particular business combination opportunity that we ultimately determine to pursue may only meet some but not all of these criteria:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant. We believe our management team’s extensive contacts, broad industry knowledge and highly regarded experience will yield a robust deal flow from which we may select a target. We seek to acquire the target on terms and in a manner that leverages our management team’s experience. The potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks designed to balance value creation with capital preservation. In the event that we decide to enter into an initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC, such as the Youlife Registration Statement. In evaluating a prospective target business, we conduct a due diligence review which encompasses, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which are made available to us.

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

Financial Position

With funds in the trust account of approximately $7.46 million, as of December 31, 2024 available to use for a business combination (assuming no tax withdrawals or no shareholder seeks redemption of their shares or seeks to sell their shares to us in any tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us. Furthermore, redemptions in connection with our initial business combination could reduce the amount of funds available to be used in connection with such business combination.

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

We have engaged I-Bankers, representative of the underwriters in the initial public offering, as an advisor to assist in holding meetings with our shareholders to discuss any potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination and assist with press releases and public filings in connection with the business combination. We will pay I-Bankers a cash fee for such services upon the consummation of our initial business combination in an amount equal to 4.0% of the gross proceeds of the initial public offering (exclusive of any applicable finders’ fees which might become payable). We will also pay I-Bankers a cash fee in an amount equal to 1.0% of the gross proceeds of the initial public offering if it introduces us to the target business with whom we complete our initial business combination.

Sources of Target Businesses

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

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses, such as the Youlife Business Combination. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Youlife was in excess of 80% of the funds in the trust account as of the date that the Youlife Business Combination Agreement was executed and that the 80% of net assets test was therefore satisfied.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business, such as Youlife. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $15,000 of proceeds held outside the trust account as of December 31, 2024, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.43 (based on the trust account balance as of December 31, 2024) and approximately $11.36 (based on the trust account balance as of December 31, 2024, net of $50,000 of dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than $11.43 (based on the trust account balance as of December 31, 2024) or $11.36 (based on the trust account balance as of December 31, 2024, net of $50,000 of dissolution expenses). While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $15,000 held outside of the trust account as of December 31, 2024, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Amended and Restated Memorandum and Articles of Association

We filed our amended and restated memorandum and articles of association with the Cayman Islands General Registry on February 15, 2023, filed the First Extension Amendment on November 14, 2023, and filed the Second Extension Amendment on November 14, 2024. Our amended and restated memorandum and articles of association contains certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contains a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2024 under the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8 - A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

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

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b - 2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination, including the Youlife Business Combination,in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses, such as Youlife, may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination, including the Youlife Business Combination;
●	our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	If we do not consummate the Youlife Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive cash fees that will be released from the trust account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available,such as Youlife, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.20 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $11.43 (as of December 31, 2024) per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”). Our Chief Executive Officer, Jian Zhang, a Chinese citizen, is the Manager of the sponsor, which controls approximately 70.9% of our issued and outstanding ordinary shares, and therefore we or our sponsor may constitute a “foreign person” under CFIUS rules and regulations;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;
●	military conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination;
●	if our initial business combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination;
●	there is substantial doubt about our ability to continue as a “going concern;”
●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	our public shareholders’ exercise of redemption rights with respect to a large number of public shares in the Second Extension Meeting may affect our ability to complete an initial business combination in the most desirable manner that will optimize the capital structure of the combined company, or at all;
●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and our results of operations;
●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination; and
●	we may be subject to interest and penalties of 50% to 500% if it is determined that we did not pay any applicable underpayment of Chinese income taxes.

We have received a deficiency notice from Nasdaq regarding our non-compliance with the minimum requirement for the market value of listed securities. If we cannot regain compliance with this requirement, our securities will be subject to delisting from Nasdaq and the liquidity and the trading price of its securities could be adversely affected.

On January 7, 2025, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the preceding 32 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

The notification did not have an immediate effect on our Nasdaq listing. The Nasdaq rules provide us a compliance period of 180 calendar days, or until July 7, 2025, in which to regain compliance. If at anytime during this compliance period our MVLS closes at $50 million or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance. If we do not regain compliance with the MVLS Requirement, our securities will be subject to delisting from Nasdaq.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	appearing to be less attractive to potential target companies than an exchange listed SPAC;
●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our securities are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities may be subject to state securities regulation and additional compliance costs.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024, June 30, 2024, September 30, 2023 and March 31, 2023, as filed with the SEC on November 19, 2024, August 16, 2024, November 14, 2023 and May 17, 2023, respectively, (iv) 2023 Annual Report, and (v) Definitive Proxy Statement on Schedule 14A as filed with the SEC on October 31, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Youlife and the Youlife Business Combination, see the Youlife Registration Statement filed with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Youlife, may have been subject to, or may in the future be subject to, cybersecurity incidents.

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

(b)Holders

On March 7, 2025, there was one holder of record of our units, five holders of record of our ordinary shares, one holder of record of our warrants, and one holder of record of our rights.

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)Recent Sales of Unregistered Securities

None.

(g)Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our 2022 Annual Report. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement. The specific investments in our trust account may change from time to time.

(h)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 14, 2024, we held the Second Extension Meeting and approved, among other things, the Second Extension Amendment, which extended the date by which we must consummate a business combination from November 18, 2024 to November 18, 2025 (or such earlier date as determined by the board). In connection with the Second Extension Amendment, public shareholders holding 3,229,522 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $36.3 million, or approximately $11.24 per share, to redeeming public shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2024:

(d) Maximum number
			(c) Total number of	(or approximate dollar
	(a) Total		shares (or units)	value) of shares (or
	number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share (or	publicly announced	purchased under the
Period	purchased	unit)	plans or programs	plans or programs
October 1 – October 31, 2024	—	—	—	—

November 1 – November 30, 2024	3,229,522	$11.24	—	—

December 1 – December 31, 2024	—	—	—	—

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

Overview

We are a blank check company incorporated in the Cayman Islands on July 1, 2020 formed for the purpose of effecting a business combination. We intend to effectuate our business combination using cash derived from the proceeds of our initial public offering and the sale of the private units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Extensions of our Combination Period

We initially had until November 17, 2023, 9 months from the closing of our initial public offering, to consummate our initial business combination. However, if we anticipated that we would not be able to consummate a business combination within 9 months, we were originally permitted, by resolution of the board if requested by the sponsor, to extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months), subject to the sponsor depositing additional funds into the trust account (the “Paid Extension”). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental, in order for the time available to consummate our initial business combination to be extended, the sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $690,000 ($0.10 per unit) for each three month extension, up to an aggregate of $2,070,000 for nine months, on or prior to the date of the applicable deadline.

On November 10, 2023, we held the First Extension Meeting, at which our shareholders approved the First Extension Amendment to amend the terms of the Paid Extension and to give the board the right to extend the date by which we have to consummate a business combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the board. In connection with the First Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the First Extension Amendment, we issued the First Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the First Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the First Extension Amendment. The sponsor paid $30,000 per month (or approximately $0.01 per public share not redeemed) for each calendar month until November 18, 2024, for an aggregate of $360,000. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of December 31, 2024 and 2023, there were $360,000 and $60,000, respectively, of outstanding borrowings under the First Extension Note.

On November 14, 2024, we held the Second Extension Meeting, at which our shareholders approved, as a special resolution, an amendment to our amended and restated memorandum and articles of association to give the board the right to extend the date by which we have to consummate a business combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the board. In connection with the Second Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $36.3 million (approximately $11.24 per share) was removed from the trust account to pay such holders.

In addition, the Company has agreed that it will not withdraw any funds from the trust account, including interest earned on the funds held in the trust account, to pay for any Chinese income tax that may become due prior to, or in connection with, the closing of an initial business combination.

On November 14, 2024, we issued the Second Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Second Extension Funds will be deposited into the trust account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that we decide to take to complete an initial business combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $360,000. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of our liquidation. As of December 31, 2024, there was $60,000 outstanding borrowings under the Second Extension Note.

As a result of the Second Extension Amendment, we have until November 18, 2025, or such earlier date as determined by the board, to consummate our initial business combination. If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our trust account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition Nasdaq’s rules currently require SPACs (such as us) to complete our initial business combination within the Nasdaq 36 Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, we will likely be subject to a suspension of trading and delisting from Nasdaq.

Youlife Business Combination

On May 17, 2024, we entered into the Youlife Business Combination Agreement with Pubco, the sponsor, First Merger Sub, Second Merger Sub and Youlife.

Under the Youlife Business Combination Agreement, upon the terms and subject to the conditions set forth therein, at the Closing, among other matters, (a) First Merger Sub will merge with and into Youlife, with Youlife surviving as a wholly-owned subsidiary of Pubco and the outstanding shares of Youlife being converted into the right to receive shares of Pubco; and (b) Second Merger Sub will merge with and into us, with us surviving the Second Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of us being converted into the right to receive substantially equivalent securities of Pubco, upon the terms and subject to the conditions set forth in the Business Combination Agreement, and the Ancillary Documents and in accordance with applicable law.

On November 13, 2024, we, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the first amendment to the Business Combination Agreement, to, among others, (i) adopt an American depository share (“ADS”) facility, (ii) revise the scope and terms of certain lock-up provisions applicable to the Sponsor and Youlife Shareholders, and (iii) clarify certain matters related to the dual-class share structure of Pubco following the Closing.

On January 17, 2025, we, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the second amendment to the Business Combination Agreement, to, among others, clarify that the recipients of Pubco ADSs shall be those that are not subject to any lock-up restrictions.

Lock-up Agreements

Pubco, Youlife and we intend to enter into the Founder Lock-up Agreement with the Sponsor prior to the Closing, amending and restating the lock-up agreement that was executed by the Sponsor on May 17, 2024, and superseding the provisions of the Insider Letter Agreement with respect to transfer restrictions on the Founder Shares. The Founder Lock-up Agreement provides for a lock-up period with respect to the Founder Shares commencing on the Closing Date and ending on the one-year anniversary of the Closing Date (with respect to 50% of such shares subject to early release if the last trading price of Pubco ADSs equals or exceeds $12.50 for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing).

Pubco, Youlife and we intend to enter into the Company Founder Lock-up Agreement with Youtch Investment Co., Ltd., a holding company wholly owned by Mr. Yunlei Wang, prior to the Closing, amending and restating the lock-up agreement that was executed by Youtch Investment Co., Ltd., on May 17, 2024. The Company Founder Lock-up Agreement provides for a lock-up period commencing on the Closing Date and ending on the one-year anniversary of the Closing Date (with respect to 50% of such shares subject to early release if the last trading price of Pubco ADSs equals or exceeds $12.50 for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing).

Pubco, Youlife and we also intend to enter into the Company Lock-up Agreements with each shareholder of Youlife (other than Mr. Yunlei Wang) prior to the Closing, certain of which Company Lock-Up Agreements will amend and restate the lock-up agreements that were executed by certain shareholders of Youlife on May 17, 2024. The Company Lock-up Agreements provide for a lock-up period commencing on the Closing Date and ending on the date that is 180 calendar days after the Closing Date (with respect to 50% of such shares subject to early release if the last trading price of Pubco ADSs equals or exceeds $12.50 for any 20 trading days within any 30 trading day period commencing at least 90 days after the Closing). The restrictions set forth in the Company Lock-Up Agreements are waivable in writing by Pubco, Youlife and us at any time prior to the Closing, and they may do so to the extent required for Pubco to have sufficient public float to meet Nasdaq initial listing requirements.

Shareholder Support Agreement

Simultaneously with the execution of the Youlife Business Combination Agreement, we, Youlife, and shareholders of Youlife collectively holding approximately 69.1% of outstanding Youlife Ordinary Shares (calculated on an as-converted basis) have entered into a Shareholder Support Agreement, pursuant to which, among other things, the shareholders of Youlife have agreed (a) to vote all of Youlife Ordinary Shares held by the respective Youlife shareholders in favor of the adoption of the Business Combination Agreement, the Ancillary Documents and the Transactions (including the First Merger), subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

Non-Competition and Non-Solicitation Agreements

Simultaneously with the execution of the Youlife Business Combination Agreement, certain Youlife Shareholders entered into the Non-Competition and Non-Solicitation Agreements in favor of Pubco, us and Youlife. Under the Non-Competition and Non-Solicitation Agreements, certain Youlife Shareholders agreed not to compete with Pubco during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of Pubco. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

For a full description of the Youlife Business Combination Agreement and the proposed Youlife Business Combination, please see “Item 1, Business”.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $37,131, which consists of interest earned on investments held in the trust account of $1,956,597, partially offset by operating and formation costs of $1,775,606, VAT and surcharges of $131,483 and Chinese income tax of $12,377.

For the year ended December 31, 2023, we had net income of $1,304,731, which consists of interest earned on investments held in the trust account of $2,908,568, partially offset by operating and formation costs of $973,470, VAT and surcharges of $195,456 and Chinese income tax of $434,911.

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

We may be subject to interest and penalties of 50% to 500% if it is determined that we did not pay any applicable underpayment of Chinese income taxes.

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

For the year ended December 31, 2024, net income of $37,131 is reduced by the effect of interest earned on investments held in the trust account of $1,956,597 and increased by the changes in operating assets and liabilities of $1,083,779, arriving at the net cash used in operating activities of $835,687.

For the year ended December 31, 2023, net income of $1,304,731 is reduced by the effect of interest earned on investments held in the trust account of $2,908,568 and increased by the changes in operating assets and liabilities of $773,798, arriving at the net cash used in operating activities was $830,039.

On November 10, 2023, we held the First Extension Meeting, at which our shareholders approved the First Extension Amendment to amend the terms of the Paid Extension and to give the board the right to extend the date by which we have to consummate a Business combination from November 17, 2023 on a monthly basis up to twelve (12) times until November 18, 2024, or such earlier date as determined by the board. In connection with the First Extension Amendment, shareholders holding 3,018,308 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $31.9 million (approximately $10.57 per share) was removed from the trust account to pay such holders.

On November 10, 2023, in connection with the First Extension Amendment, we issued the First Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the First Extension Amendment. The sponsor paid $30,000 per month (or approximately $0.01 per public share not redeemed) for each calendar month until November 18, 2024, for an aggregate of $360,000. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of December 31, 2024 and 2023, there were $360,000 and $60,000, respectively, of outstanding borrowings under the First Extension Note.

On February 26, 2024, we issued the 2024 Note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination or the date of liquidation. As of December 31, 2024, total borrowings under this note amounted to $764,274.

On November 14, 2024, we held the Second Extension Meeting, at which our shareholders approved, as a special resolution, an amendment to the our Memorandum and Articles of Association to give the board the right to extend the date by which we have to consummate a Business Combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the board. In connection with the Second Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result, an aggregate amount of $36.3 million (approximately $11.24 per share) was removed from the trust account to pay such holders.

In addition, we have agreed that we will not withdraw any funds from the trust account, including interest earned on the funds held in the trust account, to pay for any Chinese income tax that may become due prior to, or in connection with, the closing of an initial business combination.

On November 14, 2024, we issued the Second Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Second Extension Funds will be deposited into the trust account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that we decide to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business

Combination, for up to an aggregate of $360,000. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of us. As of December 31, 2024, there was $60,000 outstanding borrowings under the Second Extension Note.

As of December 31, 2024, we had investments held in the trust account of $7,456,639 (including $684,021 of interest income) consisting of money market funds which are invested primarily in U.S. government securities. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $15,073. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to (except as described below), loan us Working Capital Loans as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. The terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. The Working Capital Loans would be repaid upon consummation of a business combination, without interest. As of December 31, 2024 and 2023, there was no outstanding balance under Working Capital Loans.

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

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, we may extend the amount of time to consummate a business combination from November 18, 2024 until November 18, 2025, as extended by the 2024 Extension Amendment. It is uncertain that we will be able to consummate a business combination by this time. We extended the time to complete an initial business combination for an additional month from February 18, 2025 to March 18, 2025 by depositing the $30,000 monthly extension payment into the trust account on March 3, 2025. If a business combination is not consummated by the liquidation deadline there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged I-Bankers, representative of the underwriters in the initial public offering, as an advisor to assist in holding meetings with our shareholders to discuss any potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination and assist with press releases and public filings in connection with the business combination. We will pay I-Bankers a cash fee for such services upon the consummation of our initial business combination in an amount equal to 4.0%, or $2,760,000 in the aggregate, of the gross proceeds of the initial public offering (exclusive of any applicable finders’ fees which might become payable). We will also pay I-Bankers a cash fee in an amount equal to 1.0%, or $690,000 in the aggregate, of the gross proceeds of the initial public offering if it introduces us to the target business with whom we complete our initial business combination.

On March 5, 2024, we entered into an agreement with a vendor for legal and consulting services, rendering the previous agreement with the same vendor entered into in 2023 void. The agreement provides that we will pay the vendor $500,000 as follows: (i) $200,000 already paid on May 4, 2023 based on the previous agreement, which was carried forward to the current agreement, (ii) $50,000 already paid on April 10, 2024; (iii) $100,000 upon execution of the business combination agreement, or the merger agreement, as the case may be; and (iv) $150,000 upon submission of the S-4/F-4 proxy to the SEC. Additionally, if the Business Combination closes, we will make a final additional payment of $950,000. If the Business Combination does not close, we shall not be responsible for any further payments.

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

Investments in Trust Account

Assets held in the trust account were held in money market funds which are invested primarily in U.S. government securities. We accounted for the investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the trust account are included in interest earned on investments held in trust account in the statements of operations. As of December 31, 2024 and 2023, the fair value of investments held in the trust account amounts to $7,456,639 and $41,440,980, respectively.

Derivative Financial Instruments

We evaluate financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

We accounted for Rights as equity-classified instruments based on an assessment of the Rights’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considered whether the Rights were freestanding financial instruments pursuant to ASC 480, met the definition of a liability pursuant to ASC 480, and whether the Rights met all the requirements for equity classification under ASC 815, including whether the Rights were indexed to our own shares, among other conditions for the equity classification. The fair value of public rights at issuance amounted to $3,305,100.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment. The fair value of public warrants at issuance amounted to $1,104,000, while the fair value of representative warrants at issuance amounted to $12,075.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, this ASU became effective and our management adopted this ASU in our financial statements and related disclosures.

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

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to:

(i)	material weaknesses previously identified related to ineffective review of controls over the financial statement preparation process including the valuation of complex financial instruments and recording of accrued expenses, including income taxes and including proper cut off procedures identified in 2022.
(ii)	material weakness in internal controls related to ineffective review of controls over the financial statement preparation process including the error in recording of excise tax payable and failure to record amounts due from the Sponsor and the First Extension Note payable to the sponsor identified in 2023.
(iii)	material weakness in internal controls related to the compliance with the terms of the extension payment to extend the time we have to complete an initial business combination identified in 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

In response to the identified material weaknesses,we designed and implemented remediation measures to address these material weaknesses identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom management consults regarding complex accounting applications.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting.

Other than as discussed above, there was no change in our internal control over financial reporting during the quarterly period ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Jian Zhang	42	Chief Executive Officer and Chairman
Jirong Lyu	42	Chief Financial Officer and Director
Yiwen Ma	39	Chief Technology Officer
Zhanming Zhang	33	Chief Investment Officer
John Wallace	75	Director
Joseph Valenza	68	Director
Ning Wang	69	Director

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

Family and Close Personal Relationships

No family or close personal relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into two classes with only one class of directors being elected in each year and each (except for those directors appointed prior to our first annual general meeting) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Wallace, Valenza and Wang will expire at our third annual general meeting and the term of office of the second class of directors, consisting of Messrs. Zhang and Lyu, will expire at our second annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination (unless required by Nasdaq). Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

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

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted rules that direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our board of directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 7, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 3,200,170 of our ordinary shares issued and outstanding as of March 7, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these private warrants are not exercisable within 60 days of the date of this Report.

Numbers of
	Ordinary Shares	Approximate Percentage
	Beneficially	of Outstanding
Name and Address of Beneficial Owner (1)	Owned	Ordinary Shares
Xiaosen Sponsor LLC (2)	2,270,000	70.9%
Jian Zhang (2)	2,270,000	70.9%
Joseph Valenza (2)	—	—
Zhanming Zhang (2)	—	—
John Wallace (2)	—	—
Ning Wang (2)	—	—
Jirong Lyu (2)	—	—
Yiwen Ma (2)	—	—
All directors and officers as a group (7 individuals)	2,270,000	70.9%

Other 5% Shareholders
Meteora Capital, LLC (3)	627,242	19.6%
(1)	Unless otherwise noted, the business address of each of the entities or individuals is Unit 1006, Block C, Jinshangjun Park, No. 2 Xiaoba Road, Panlong District, Kunming, Yunnan, China.
(2)	Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Jian Zhang, our Chief Executive Officer, who, as the manager of our sponsor, has voting and dispositive power over the shares held by our sponsor. Each of our officers and directors is or will be, directly or indirectly, a member of our sponsor.
(3)	According to a Schedule 13G/A filed on February 14, 2025 by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) with respect to our ordinary shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”), and (ii) Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to our ordinary shares held by the Meteora Funds. The business address of each of the reporting persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For additional information about the Youlife Business Combination, see the Youlife Registration Statement filed with the SEC.

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

On February 15, 2023, we entered into an administrative services agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 33 months, unless we further extend the length of our Combination Period, our sponsor will be paid up to $10,000 per month for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On November 10, 2023, in connection with the First Extension Amendment, we issued the First Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the First Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the First Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.01 per public share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete our initial business combination, for up to an aggregate of $360,000. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of December 31, 2024 and 2023, there were $360,000 and $60,000, respectively, of outstanding borrowings under the First Extension Note.

On February 26, 2024, we issued the 2024 Note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial business combination by us or the date of our liquidation. As of December 31, 2024, total borrowings under this note amounted to $764,274.

On November 14, 2024, we issued the Second Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Second Extension Funds will be deposited into the trust account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that we decide to take to complete an initial business combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $360,000. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the liquidation of us. As of December 31, 2024, there was $60,000 outstanding borrowings under the Second Extension Note.

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

We initially had up to nine months from the closing of our initial public offering to consummate an initial business combination. However, if we anticipated that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental on February 15, 2023, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $690,000 ($0.10 per unit), up to an aggregate of $2,070,000 ($0.30 per unit) on or prior to the date of the applicable deadline, for each three-month extension. In connection with the First Extension Amendment, our amended and restated memorandum and articles of association was amended to remove this requirement. Instead, the sponsor paid $30,000 per month for each calendar month commencing on November 18, 2023 until November 18, 2024, for an aggregate of $360,000. On November 14, 2024, we held the Second Extension Meeting, at which our shareholders approved, as a special resolution, an amendment to our amended and restated memorandum and articles of association to give the board the right to extend the date by which we have to consummate a business combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the board. The sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that we decide to take to complete an initial business combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $360,000. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. However, we cannot assure our shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and quarterly reviews of the financial statements included in our other required filings with the SEC, including the aggregate fees related to audit services in connection with our initial public offering, for the years ended December 31, 2024 and 2023 totaled approximately $216,815 and $136,990, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2024 and 2023 we did not pay Marcum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2024 and 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2024 and 2023.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-2 of this Report.

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

DISTOKEN ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Distoken Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Distoken Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, statement of changes in shareholders deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities on or before March 18, 2025, or by resolution of its Board of Directors and if requested by the Sponsor, to extend the business combination deadline on a month to month basis through November 18, 2025. The Company entered into a business combination agreement with a business combination target on May 17, 2024; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its business operations, and complete the transaction prior to November 18, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after November 18, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

March 7, 2025

PCAOB ID# 688

DISTOKEN ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets
Cash	$15,073	$96,486
Due from Sponsor	—	60,000
Prepaid expenses	31,250	63,366
Total current assets	46,323	219,852

Investments held in Trust Account	7,456,639	41,440,980
TOTAL ASSETS	$7,502,962	$41,660,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,112,876	$205,074
Accrued offering costs	―	70,000
Chinese income taxes payable	447,288	434,911
Chinese VAT and surcharges payable	326,939	195,456
Advances from Sponsor	923	923
Promissory note – Sponsor	764,274	—
Extension Notes – Sponsor	420,000	60,000
TOTAL LIABILITIES	3,072,300	966,364

Commitments and contingencies
Ordinary shares subject to possible redemption 652,170 and 3,881,692 shares at $11.36 and $10.50 per share redemption value as of December 31, 2024 at 2023, respectively	7,406,639	40,760,613

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 issued and outstanding (excluding 652,170 and 3,881,692 shares subject to possible redemption) as of December 31, 2024 and 2023	255	255
Additional paid-in capital	—	—
Accumulated Deficit	(2,976,232)	(66,400)
TOTAL SHAREHOLDERS’ DEFICIT	(2,975,977)	(66,145)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,502,962	$41,660,832

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating and formation costs	$1,775,606	$973,470
Chinese VAT and surcharges	131,483	195,456
Loss from operations	(1,907,089)	(1,168,926)

Other income
Interest earned on investments held in Trust Account	1,956,597	2,908,568
Total other income	1,956,597	2,908,568

Income before provision for income taxes	49,508	1,739,642
Provision for Chinese income taxes	(12,377)	(434,911)
Net income	$37,131	$1,304,731

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	3,466,972	5,570,867
Basic and diluted net income per share, redeemable ordinary shares	$0.01	$0.16
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,548,000	2,476,329
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.01	$0.16

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2023(1)(2)(3)	2,003,000	$200	$27,028	$(11,228)	$16,000

Sale of 545,000 private units	545,000	55	5,449,945	—	5,450,000

Fair value of public warrants at issuance	—	—	1,104,000	—	1,104,000

Fair value of representative shares	—	—	1,185,493	—	1,185,493

Fair value of rights included in public units	—	—	3,305,100	—	3,305,100

Fair value of representative warrants	—	—	12,075	—	12,075

Allocated value of transaction costs	—	—	(354,297)	—	(354,297)

Accretion for ordinary shares to redemption amount	—	—	(10,729,344)	(1,359,903)	(12,089,247)

Net income	—	—	—	1,304,731	1,304,731

Balance – December 31, 2023	2,548,000	255	—	(66,400)	(66,145)

Accretion for ordinary shares to redemption amount	—	—	—	(2,946,963)	(2,946,963)

Net income	—	—	—	37,131	37,131

Balance – December 31, 2024	2,548,000	$255	$—	$(2,976,232)	$(2,975,977)
(1)	At January 1, 2023, includes an aggregate of up to 258,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 5).
(2)	On January 26, 2023, the shareholders of the Company approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to one class of ordinary shares, through a special resolution and related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented (See Note 7).
(3)	On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend (See Note 5).

The accompanying notes are an integral part of the financial statements.

DISTOKEN ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$37,131	$1,304,731
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,956,597)	(2,908,568)
Changes in operating assets and liabilities:
Other receivable	—	28
Prepaid expenses	32,117	(61,366)
Accounts payable and accrued expenses	907,802	204,769
Chinese income taxes payable	12,377	434,911
Chinese VAT and surcharges payable	131,483	195,456
Net cash used in operating activities	(835,687)	(830,039)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(70,380,000)
Cash deposited in Trust Account for extension payments	(360,000)	(60,000)
Cash withdrawn from Trust Account in connection with redemption	36,300,937	31,907,588
Net cash provided by (used in) investing activities	35,940,937	(38,532,412)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	66,930,000
Proceeds from sale of Private Units	—	5,450,000
Proceeds from sale of Representative warrants	—	100
Advances from the Sponsor	—	35,430
Repayment of advances from the Sponsor	—	(251,969)
Repayment of promissory note – the Sponsor	—	(150,000)
Payment of offering costs	(70,000)	(647,036)
Redemption of ordinary shares	(36,300,937)	(31,907,588)
Proceeds from promissory note – Sponsor	764,274	—
Proceeds from due from Sponsor	60,000	—
Proceeds from extension notes – Sponsor	360,000	—
Net cash (used in) provided by financing activities	(35,186,663)	39,458,937

Net Change in Cash	(81,413)	96,486
Cash – Beginning of period	96,486	—
Cash – End of period	$15,073	$96,486

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$70,000
Accretion of ordinary shares to redemption value	$2,946,963	$12,089,247

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through December 31, 2024 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On November 10, 2023, the Company issued a promissory note (the “2023 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “2023 Extension Funds”), pursuant to which the 2023 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2024 and 2023, there were $360,000 and $60,000, respectively, of outstanding borrowings under the 2023 Extension Note.

On each of January 17, 2024 and February 21, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account, or an aggregate of $60,000, to extend the time the Company has to complete an initial Business Combination by one month from January 18, 2024 to March 18, 2024.

On March 28, 2024 and April 9, 2024, the Company deposited a total of $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination by one month from March 18, 2024 to April 18, 2024.

On each of April 22, 2024, May 31, 2024 and June 28, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account, or an aggregate of $90,000, to extend the time the Company has to complete an initial Business Combination by one month from April 18, 2024 to July 18, 2024.

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

On November 14, 2024, the Company held an extraordinary general meeting in lieu of annual general meeting of shareholders (the “2024 Extension Meeting”), at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to give the Board the right to extend the date by which the Company has to consummate a Business Combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the Board (the “2024 Extension Amendment”). In connection with the 2024 Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “2024 Extension Redemption”). As a result of the 2024 Extension Redemption, an aggregate amount of approximately $36.3 million (approximately $11.24 per share) was removed from the Trust Account to pay such holders. Following the 2024 Extension Redemption, the Company has 652,170 public shares outstanding.

In addition, the Company has agreed that it will not withdraw any funds from the Trust Account, including interest earned on the funds held in the Trust Account, to pay for any Chinese income tax that may become due prior to, or in connection with, the closing of an initial business combination.

On November 14, 2024, the Company issued a promissory note (the “2024 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “2024 Extension Funds”), pursuant to which the 2024 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2024, there was $60,000 of outstanding borrowings under the 2024 Extension Note.

On November 20, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to December 18, 2024.

On December 23, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to January 18, 2025.

As of December 31, 2024, the Sponsor made a total of $420,000 of extension deposits into the Trust Account to extend the time the Company has to complete an initial Business Combination to January 18, 2025.

On January 24, 2025, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to February 18, 2025 (Note 11).

On March 3, 2025, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to March 18, 2025 (Note 11).

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

If the Company is unable to complete a Business Combination by November 18, 2025 (or such earlier date as determined by the Board), as extended by the 2024 Extension Amendment (such period, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per - share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s Board, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. As of December 31, 2024 and 2023, the Company has no outstanding borrowings under the Working Capital Loans.

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

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, Chinese income taxes payable and Chinese VAT and surcharges payable are now presented as a separate line items on the balance sheets, statements of operations and statements of cash flows and was previously combined and presented as Chinese taxes payable.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $15,073 and $96,486 in cash as of December 31, 2024 and 2023, respectively, and no cash equivalents as of such dates.

Investments in Trust Account

At December 31, 2024 and 2023, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 (Investments—Debt and Equity Securities), where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2024 and 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

At December 31, 2024 and 2023, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,104,000)
Proceeds allocated to Public Rights	(3,305,100)
Ordinary share issuance costs	(4,011,946)
Redemption of ordinary shares	(31,907,588)
Plus:
Remeasurement of carrying value to redemption value	12,089,247
Ordinary shares subject to possible redemption, December 31, 2023	40,760,613
Less:
Redemption of ordinary shares	(36,300,937)
Plus:
Remeasurement of carrying value to redemption value	2,946,963
Ordinary shares subject to possible redemption, December 31, 2024	$7,406,639

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $447,288 and $434,911 for Chinese Income Tax as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recorded an income tax expense of $12,377 and $434,911, respectively, related to the Chinese Income Tax estimate. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of the date of filing of these financial statements, the Company has not filed any tax return in China nor paid the amount due for the years ended December 31, 2024 and 2023. Management believes that any potential interest on the unpaid balance of Chinese income taxes payable would be immaterial and any potential penalties on non-compliance and 50% to 500% penalties on underpayment of Chinese income taxes payable cannot be reliably measured. Management also believes that the Company will not be subject to any interest and penalties on Chinese income taxes payable. Hence, no accruals of interest and penalties on Chinese taxes as of December 31, 2024 were recognized.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

VAT and surcharges

The Company has determined there is a possibility it will be considered a Chinese Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $326,939 and $195,456 for Chinese VAT and surcharges as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recorded a Chinese VAT and surcharges of $131,483 and $195,456, respectively. The Chinese VAT and surcharges were recorded in the Company’s statements of operations. As of the date of filing of these financial statements, the Company has not filed any tax return in China nor paid the amount due for the years ended December 31, 2024 and 2023.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$21,402	$15,729	$903,232	$401,499
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,466,972	2,548,000	5,570,867	2,476,329
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.16	$0.16

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, this ASU became effective and the Company’s management adopted this ASU in its financial statements and related disclosures.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred $120,000 in fees for these services, of which $70,000 is included in accrued expenses in the accompanying balance sheets. For the year ended December 31, 2023, the Company incurred $105,000 in fees for these services, of which $0 is included in accrued expenses in the accompanying balance sheets.

Due from Sponsor

Through March 31, 2024, the Company advanced an aggregate amount of $136,923 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination. On April 9, 2024, the Sponsor reimbursed the Company for the outstanding $136,923 of advances it made on Sponsor’s behalf. As of December 31, 2024 and 2023, amounts due from Sponsor are nil and $60,000, respectively.

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of December 31, 2024 and 2023, there was $923 of outstanding balances in advances from Sponsor.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company was able to borrow up to an aggregate principal amount of $150,000. The note was non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of December 31, 2024 and 2023, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

On February 26, 2024, the Company issued an unsecured promissory note (the “2024 Note”) in the aggregate principal amount of up to $1,000,000 to the Sponsor, for the Company’s working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination by the Company or the date of the Company’s liquidation. As of December 31, 2024, total borrowings under this note amounted to $764,274.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and 2023, the Company has no outstanding borrowings under the Working Capital Loans.

Extension Notes - Sponsor

As discussed in Note 1, on November 10, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. In addition, on November 14, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor (the “2024 Extension Funds”), pursuant to which the 2024 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2024 and 2023, there were $420,000 and $60,000, respectively, of outstanding borrowings under the Extension Notes.

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

On January 17, 2025, the Company, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the second amendment to the Business Combination Agreement (the “BCA Second Amendment”) to, among others, clarify that Pubco ADSs shall not be issued to any Company or Youlife shareholders that hold restricted shares, including those to lock-up restrictions, and those shareholders will instead receive Pubco ordinary shares.

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

Vendor Agreement

On March 5, 2024, the Company entered into an agreement with a vendor for legal and consulting services, rendering the previous agreement with the same vendor entered into in 2023 void. The agreement provides that the Company will pay the vendor $500,000 as follows: (i) $200,000, which had already been paid, (ii) $50,000 by no later than March 15, 2024; (iii) $100,000 upon execution of the business combination agreement, or the merger agreement, as the case may be; and (iv) $150,000 upon submission of the S-4/F-4 proxy to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $950,000. If the Business Combination does not close, the Company shall not be responsible for any further payments. On May 4, 2023, the Company paid the $200,000 retainer based on the previous agreement entered into 2023, which was carried forward to the current agreement. As of December 31, 2023, $169,935 has been charged against the retainer amount, and the remainder of $30,065 was recorded as prepaid expenses. The $30,065 prepaid amount was fully utilized during the year ended December 31, 2024 and this amount was charged to expense. On April 10, 2024, the Company paid the second installment payment of $50,000. In addition, the Company incurred additional business combination fees of 561,904 in relation to this agreement, $210,073 of which has been billed as of December 31, 2024 while the remaining unbilled amount of $351,831 has been included in the accrued expenses balance in the accompanying balance sheets.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2024 and 2023, there were no preference shares issued and outstanding.

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

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At December 31, 2024 and 2023, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 652,170 and 3,881,692 ordinary shares subject to possible redemption. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

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

The Chinese income tax provisions for the years ended December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
Income before provision for income taxes	49,508	1,739,642
China’s corporate income tax standard rate (on income)	25.0%	25.0%
Income tax provision	$12,377	$434,911

As of December 31, 2024 and 2023, the Company did not have any deferred tax assets and liabilities.

A reconciliation of the Chinese income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
China’s corporate income tax standard rate	25.0%	25.0%
Income tax provision	25.0%	25.0%

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

At December 31, 2024, assets held in the Trust Account were comprised of $7,456,639 in money market funds which are invested primarily in U.S. government securities. During the period ended December 31, 2024, the Company withdrawn $36,300,937 from Trust Account in connection with redemption.

At December 31, 2023, assets held in the Trust Account were comprised of $41,440,980 in money market funds which are invested primarily in U.S. government securities. During the period ended December 31, 2023, the Company withdrawn $31,907,588 from Trust Account in connection with redemption.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
	Level	2024	2023
Assets:
Investments held in Trust Account	1	$7,456,639	$41,440,980

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

NOTE 10 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Operating and formation costs	$1,775,606	$973,470
Interest earned on investments held in Trust Account	$1,956,597	$2,908,568

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and operating and formation costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 7, 2025, the Company received a deficiency letter from the staff of the Nasdaq notifying the Company that, for the preceding 32 consecutive business days, the Company’s market value of listed securities was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A).

On January 17, 2025, the Company, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the second amendment to the Business Combination Agreement (the “BCA Second Amendment”) to, among others, clarify that Pubco ADSs shall not be issued to any Company or Youlife shareholders that hold restricted shares, including those to lock-up restrictions, and those shareholders will instead receive Pubco ordinary shares.

On January 24, 2025, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to February 18, 2025.

On March 3, 2025, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to March 18, 2025.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 15, 2023, by and between the Company and I-Bankers Securities, Inc., as representative of the several underwriters. (5)
1.2	Business Combination Marketing Agreement, dated February 15, 2023, by and between the Company and I-Bankers Securities, Inc. (5)
2.1

Business Combination Agreement, dated May 17, 2024, by and among the Company, Youlife Group Inc., Xiaosen Sponsor LLC, Youlife I Limited, Youlife II Limited, and Youlife International Holdings Inc. (10)

2.2

First Amendment to the Business Combination Agreement, dated November 13, 2024 by and among the Company, Youlife Group Inc., Xiaosen Sponsor LLC, Youlife I Limited, Youlife II Limited, and Youlife International Holdings Inc. (11)

2.3

Second Amendment to the Business Combination Agreement, dated January 17, 2025 by and among the Company, Youlife Group Inc., Xiaosen Sponsor LLC, Youlife I Limited, Youlife II Limited, and Youlife International Holdings Inc. (13)

3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (5)
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association. (7)
3.4	Amendment to the Amended and Restated Memorandum and Articles of Association. (12)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Specimen Rights Certificate. (2)
4.5	Warrant Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
4.6	Rights Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
4.7	Representative Warrant, dated February 17, 2023. (5)
4.8	Description of Registered Securities.(6)
10.1	Promissory Note, dated July 8, 2020, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated July 8, 2020, between the Registrant and the Sponsor. (2)
10.3	Amended and Restated Promissory Note, dated March 17, 2021, issued to the Sponsor. (3)
10.4	Third Amended and Restated Promissory Note, dated November 3, 2022, issued to the Sponsor. (4)
10.5	Form of Indemnity Agreement. (2)
10.6	Investment Management Trust Agreement, dated February 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company. (5)
10.7	Registration Rights Agreement, dated February 15, 2023, by and among the Company, the Sponsor, and certain securityholders. (5)
10.8	Letter Agreement, dated February 15, 2023, by and among the Company, its officers and directors and the Sponsor. (5)
10.9	Sponsor Units Subscription Agreement, dated February 15, 2023, by and between the Company and the Sponsor. (5)
10.10	Administrative Services Agreement, dated February 15, 2023, by and between the Company and the Sponsor. (5)
10.11	Promissory Note, dated November 10, 2023, issued to the Sponsor. (7)
10.12	Promissory Note, dated February 26, 2024, issued to the Sponsor. (8)
10.13	Promissory Note, dated November 14, 2024, issued to the Sponsor. (12)
10.14	Form of Lock-Up Agreement. (10)
10.15	Form of Shareholder Support Agreement. (10)
10.16	Form of Non-Competition and Non-Solicitation Agreement. (10)
10.17	Form of Amended Founder Lock-Up Agreement. (11)
10.18	Form of Amended Company Founder Lock-Up Agreement. (11)
10.19	Form of Amended Company Lock-Up Agreement. (11)
14	Code of Ethics.(6)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

42

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023. (9)
99.1	Amended and Restated Audit Committee Charter. (9)
99.2	Amended and Restated Compensation Committee Charter.(9)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*Filed herewith.

**Furnished herewith

(1)Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-248822), filed with the SEC on September 15, 2020.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-248822), filed with the SEC on October 9, 2020.
(3)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1/A (File No. 333-248822), filed with the SEC on August 30, 2021.
(4)	Incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (File No. 333-248822), filed with the SEC on December 12, 2022.

(5)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

(6)Incorporated by reference to the Company’s Annual Report on Form 10 - K for the fiscal year ended December 31, 2022, filed with the SEC on April 18, 2023.
(7)Incorporated by reference to the Company’s Current Report on Form 8 - K, filed with the SEC on November 16, 2023.
(8)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2024.
(9)Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 16, 2024.
(10)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2024.
(11)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 18, 2024.
(12)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2024.
(13)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2025.

43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2025	DISTOKEN ACQUISITION CORPORATION

	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jian Zhang	Chief Executive Officer and Chairman	March 7, 2025
Jian Zhang	(Principal Executive Officer)

/s/ Jirong Lyu	Chief Financial Officer and Director	March 7, 2025
Jirong Lyu	(Principal Financial and Accounting Officer)

/s/ John Wallace	Director	March 7, 2025
John Wallace

/s/ Joseph Valenza	Director	March 7, 2025
Joseph Valenza

/s/ Ning Wang	Director	March 7, 2025
Ning Wang

44