Form 10-Q
period 2025-03-31
Distoken Acquisition Corp
filed 2025-05-16
CIK 1818605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

+86 871 63624579

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 16, 2025, there were 3,200,170 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DISTOKEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;
●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 16, 2024;
●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 7, 2025;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;
●	“2024 Note” are to the unsecured promissory note we issued to the sponsor (as defined below) on February 26, 2024 in the aggregate principal amount of up to $1,000,000;
●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company;
●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Combination Period” are to the 33-month period, from the closing of the initial public offering (as defined below) to November 18, 2025 (or such earlier date as determined by the board), as extended upon the approval of the Extension Amendment (as defined below) at the Extension Meeting (as defined below), that we have to consummate an initial business combination; provided that the Combination Period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rule;
●	“Company,” “our Company,” “we” or “us” are to Distoken Acquisition Corporation, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account, warrant agent of our public warrants (as defined below), and rights agent of our rights (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“First Extension Amendment” are to the amendment to the amended and restated memorandum and articles of association adopted at the First Extension Meeting to extend the Combination Period to November 18, 2024 (or such earlier date as determined by the board);
●	“First Extension Funds” are to the $360,000 deposited into the trust account in connection with the First Extension Amendment;
●	“First Extension Meeting” are to our extraordinary general meeting of shareholders held on November 10, 2023;
●	“First Extension Note” are to the unsecured promissory note in the aggregate amount of up to $360,000 issued to the sponsor by the Company in connection with the First Extension Amendment and First Extension Funds;

●	“First Merger Sub” are to Youlife I Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;
●	“founder shares” are to the ordinary shares initially purchased by our sponsor prior to the initial public offering (for the avoidance of doubt, such ordinary shares will not be “public shares” (as defined below));
●	“I-Bankers” are to I-Bankers Securities, Inc., representative of the underwriters in our initial public offering;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” or “IPO” are to the initial public offering that we consummated on February 17, 2023;
●	“initial shareholders” are to our sponsor and other holders of our founder shares prior to our initial public offering, but excludes the representative shares (as defined below);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Note” are to the unsecured promissory note we issued to the sponsor, dated July 8, 2020 and as amended in March 2021 and November 2022, pursuant to which we may borrow up to $150,000;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 15, 2020, as amended, and declared effective on February 13, 2023 (File No. 333-248822);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our executive officers and directors;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“Nasdaq 36 Month Requirement” are to the Nasdaq requirement that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;
●	“private rights” are to the rights underlying the private units;
●	“private shares” are to the ordinary shares underlying the private units;
●	“private units” are to the units issued to our sponsor in the private placement, as well as any units that may be issued upon conversion of Working Capital Loans;
●	“private warrants” are to the warrants underlying the private units;
●	“Pubco” are to Youlife Group Inc., a Cayman Islands exempted company;
●	“public rights” are to our rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shares” are to the ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025;
●	“representative shares” are to the 278,000 ordinary shares that we issued to I-Bankers and certain third parties and their designees;
●	“representative warrants” are to the warrants that we issued to I-Bankers exercisable to purchase 172,500 ordinary shares at a price of $12.00 per share, subject to adjustment;
●	“rights” are to our public rights and private rights, together;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Second Extension Amendment” are to the amendment to the amended and restated memorandum and articles of association adopted at the Second Extension Meeting to extend the Combination Period to November 18, 2025 (or such earlier date as determined by the board);
●	“Second Extension Funds” are to up to $360,000 to be deposited into the trust account in connection with the Second Extension Amendment;
●	“Second Extension Meeting” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on November 14, 2024;
●	“Second Extension Note” are to the unsecured promissory note in the aggregate amount of up to $360,000 issued to the sponsor by the Company in connection with the Second Extension Amendment and Second Extension Funds;
●	“Second Merger Sub” are to Youlife II Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Xioasen Sponsor LLC, a Cayman Islands limited liability company;
●	“trust account” are to the U.S.-based trust account in which an amount of $70,380,000 from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share, one public warrant and one public right;
●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;
●	“warrants” are to our redeemable warrants, which include the public warrants (whether they were purchased in our initial public offering or thereafter in the open market), and the private warrants;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of our directors and officers may, but are not obligated to, loan us;
●	“Youlife” are to Youlife International Holdings Inc., a Cayman Islands exempted company;
●	“Youlife Business Combination” are to the transactions contemplated by the Youlife Business Combination Agreement (as defined below);
●	“Youlife Business Combination Agreement” are to that certain business combination agreement, dated as of May 17, 2024, as amended on November 13, 2024 and January 17, 2025, as it may be further amended or supplement, by and among the Company, Pubco, the sponsor, First Merger Sub, Second Merger Sub and Youlife; and
●	“Youlife Registration Statement” are to the Registration Statement on Form F-4, which includes a proxy statement/prospectus filed by Pubco with the SEC in connection with the Youlife Business Combination.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DISTOKEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$850	$15,073
Prepaid expenses	30,000	31,250
Total current assets	30,850	46,323

Investments held in Trust Account	7,595,517	7,456,639
TOTAL ASSETS	$7,626,367	$7,502,962

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,260,942	$1,112,876
Chinese income taxes payable	514,765	447,288
Chinese VAT and surcharges payable	332,208	326,939
Advances from Sponsor	139,263	923
Promissory note - Sponsor	874,239	764,274
Extension Note – Sponsor	480,000	420,000
TOTAL LIABILITIES	3,601,417	3,072,300

Commitments and contingencies
Ordinary shares subject to possible redemption, 652,170 shares at $11.57 and $11.36 per share redemption value as of March 31, 2025 and December 31, 2024, respectively	7,545,517	7,406,639

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 2,548,000 issued and outstanding (excluding 652,170 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	255	255
Additional paid-in capital	—	—
Accumulated deficit	(3,520,822)	(2,976,232)
TOTAL SHAREHOLDERS’ DEFICIT	(3,520,567)	(2,975,977)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,626,367	$7,502,962

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Operating and formation costs	$411,373	$461,331
Chinese VAT and surcharges	5,269	36,360
Loss from operations	(416,642)	(497,691)

Other income:
Interest earned on investments held in Trust Account	78,407	541,076
Total other income	78,407	541,076

(Loss) Income before provision for income taxes	(338,235)	43,385
Provision for Chinese income taxes	(67,477)	(10,846)
Net (loss) income	$(405,712)	$32,539

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	652,170	3,881,692

Basic and diluted net (loss) income per share, redeemable ordinary shares	$(0.13)	$0.01

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,548,000	2,548,000

Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.13)	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,548,000	$255	$—	$(2,976,232)	$(2,975,977)

Accretion for ordinary shares to redemption amount	—	—	—	(138,878)	(138,878)

Net loss	—	—	—	(405,712)	(405,712)

Balance – March 31, 2025	2,548,000	$255	$—	$(3,520,822)	$(3,520,567)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,548,000	$255	$—	$(66,400)	$(66,145)

Accretion for ordinary shares to redemption amount	—	—	—	(570,793)	(570,793)

Net income	—	—	—	32,539	32,539

Balance – March 31, 2024	2,548,000	$255	$—	$(604,654)	$(604,399)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(405,712)	$32,539
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(78,407)	(541,076)
Changes in operating assets and liabilities:
Prepaid expenses	1,250	31,828
Accounts payable and accrued expenses	148,066	335,411
Chinese income taxes payable	67,477	10,846
Chinese VAT and surcharges payable	5,269	36,360
Advances from related party	138,340	―
Net cash used in operating activities	(123,717)	(94,092)

Cash Flows from Investing Activities:
Cash deposited into Trust Account for extension payments	(60,471)	(76,923)
Net cash used in investing activities	(60,471)	(76,923)

Cash Flows from Financing Activities:
Proceeds from Extension Note	60,000	—
Proceeds from promissory note - related party	109,965	75,688
Net cash provided by financing activities	169,965	75,688

Net Change in Cash	(14,223)	(95,327)
Cash – Beginning of period	15,073	96,486
Cash – End of period	$850	$1,159

Non-Cash investing and financing activities:
Due from Sponsor in relation to extension note	$—	$76,923
Accretion of Class A ordinary shares to redemption value	$138,878	$570,793

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through March 31, 2025 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which closed on February 17, 2023, as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2025

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

MARCH 31, 2025

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

On November 10, 2023, the Company issued a promissory note (the “2023 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “2023 Extension Funds”), pursuant to which the 2023 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of March 31, 2025 and December 31, 2024, there were $360,000 of outstanding borrowings under the 2023 Extension Note.

On each of January 17, 2024 and February 21, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account, or an aggregate of $60,000, to extend the time the Company has to complete an initial Business Combination from January 18, 2024 to March 18, 2024.

On March 28, 2024 and April 9, 2024, the Company deposited a total of $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination from March 18, 2024 to April 18, 2024.

On each of April 22, 2024, May 31, 2024 and June 28, 2024, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account, or an aggregate of $90,000, to extend the time the Company has to complete an initial Business Combination from April 18, 2024 to July 18, 2024.

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

On November 14, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2024 Extension Meeting”), at which the Company’s shareholders approved, as a special resolution, an amendment to the Company’s Memorandum and Articles of Association to give the Board the right to extend the date by which the Company has to consummate a Business Combination from November 18, 2024 on a monthly basis up to twelve (12) times until November 18, 2025, or such earlier date as determined by the Board (the “2024 Extension Amendment”). In connection with the 2024 Extension Amendment, shareholders holding 3,229,522 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the “2024

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Extension Redemption”). As a result of the 2024 Extension Redemption, an aggregate amount of approximately $36.3 million (approximately $11.24 per share) was removed from the Trust Account to pay such holders. Following the 2024 Extension Redemption, the Company has 652,170 public shares outstanding.

In addition, the Company has agreed that it will not withdraw any funds from the Trust Account, including interest earned on the funds held in the Trust Account, to pay for any Chinese income tax that may become due prior to, or in connection with, the closing of an initial business combination.

On November 14, 2024, the Company issued a promissory note (the “2024 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor (the “2024 Extension Funds”), pursuant to which the 2024 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of March 31, 2025 and December 31, 2024, there was $120,000 and $60,000 of outstanding borrowings under the 2024 Extension Note, respectively.

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

On January 7, 2025, the Company received a deficiency letter from the staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 32 consecutive business days, the Company’s market value of listed securities was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A).

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

On March 19, 2025, the Company received a deficiency letter from the staff of the Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(b)(2)(B) since the Company did not maintain 1,100,000 publicly held shares as required under the continued listing standards of the Public Shares Requirement. The notification received has no immediate effect on the Company’s Nasdaq listing. The Nasdaq rules provide the Company 45 calendar days, or until May 5, 2025, to submit a plan to regain compliance and a compliance period of up to 180 calendar days, or until September 15, 2025, in which to evidence compliance with the Public Shares Requirement.

On April 22, 2025, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to April 18, 2025 (Note 10).

On April 29, 2025, the Company received a deficiency letter from the staff of the Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement under the continued listing standards of The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2) (the

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

“MVPHS Requirement”). The Company intends to monitor its MVPHS and may, if appropriate, consider available options to regain compliance with the MVPHS Requirement and continue the listing of its securities on Nasdaq. The Company intends to monitor its MVPHS and may, if appropriate, consider available options to regain compliance with the MVPHS Requirement and continue the listing of its securities on Nasdaq (see Note 10).

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. As of March 31, 2025 and December 31, 2024, the Company has no outstanding borrowings under the Working Capital Loans.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 7, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

MARCH 31, 2025

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $850 and $15,073 in cash as of March 31, 2025 and December 31, 2024, respectively, and no cash equivalents as of such dates.

Investments in Trust Account

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 (Investments—Debt and Equity Securities), where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the condensed statements of operations.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

At March 31, 2025 and December 31, 2024, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2023	40,760,613
Less:
Redemption of ordinary shares	(36,300,937)
Plus:
Remeasurement of carrying value to redemption value	2,946,963
Ordinary shares subject to possible redemption, December 31, 2024	$7,406,639
Plus:
Remeasurement of carrying value to redemption value	138,878
Ordinary shares subject to possible redemption, March 31, 2025	$7,545,517

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company has determined there is a possibility it will be considered a Chinese Income Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $514,765 and $447,288 for Chinese Income Tax as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded an income tax expense, including interest and penalties of $67,477 and $10,846, respectively, related to the Chinese Income Tax estimate. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of the date of filing of these financial statements, the Company has not filed any tax return in China nor paid the amount due for the periods ended March 31, 2025 and December 31, 2024. Management believes that 50% to 500% penalties on underpayment of Chinese income taxes payable cannot be reliably measured. Management estimated that interest and penalties on the unpaid balance of Chinese income taxes payable to be as of March 31, 2025 and 2024 are $67,477 and $0, respectively.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

VAT and surcharges

The Company has determined there is a possibility it will be considered a Chinese Tax Resident for which it will owe taxes to the Chinese government. As such, the Company has accrued $332,208 and $326,939 for Chinese VAT and surcharges as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded a Chinese VAT and surcharges of $5,269 and $36,360, respectively. The Chinese VAT and surcharges were recorded in the Company’s statements of operations. As of the date of filing of these financial statements, the Company has not filed any tax return in China nor paid the amount due for the periods ended March 31, 2025 and December 31, 2024.

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

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants to purchase 7,617,500 ordinary shares is contingent upon the occurrence of future events. As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net (loss)income per ordinary share
Numerator:
Allocation of net (loss)income	$(82,681)	$(323,031)	$19,644	$12,895
Denominator:
Basic and diluted weighted average ordinary shares outstanding	652,170	2,548,000	3,881,692	2,548,000
Basic and diluted net (loss) income per ordinary share	$(0.13)	$(0.13)	$0.01	$0.01

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and the Company’s management adopted this ASU 2023-07 in its financial statements and related disclosures (see Note 9).

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 545,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,450,000 from the Company in the Private Placement. Each Private Unit consists of one Private Share, one right (“Private Right”) and one redeemable warrant (“Private Warrant”). Each Private Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination (see Note 7). Each whole Private Warrant will be exercisable for one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will expire worthless.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on February 15, 2023, to pay the Sponsor or its affiliate up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025, the Company incurred $30,000 in fees for these services, which amount is included in accrued expenses in the accompanying condensed balance sheets. For the three months ended March 31, 2024, the Company incurred $30,000 in fees for these services, $20,000 of which was paid during the period, while the remaining $10,000 is included in accrued expenses in the accompanying condensed balance sheets.

Due from Sponsor

Through March 31, 2024, the Company advanced an aggregate amount of $136,923 from the Company’s operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination. On April 9, 2024, the Sponsor reimbursed the Company for the outstanding $136,923 of advances it made on Sponsor’s behalf. As of March 31, 2025 and December 31, 2024, amounts due from Sponsor are nil.

Advances from Sponsor

The advances from Sponsor represents the amounts paid by the Sponsor on behalf of the Company in excess of the limit that can be drawn against the promissory note. As of March 31, 2025 and December 31, 2024, there was $139,263 and $923 of outstanding balances in advances from Sponsor, respectively.

Promissory Note — Sponsor

On July 8, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company was able to borrow up to an aggregate principal amount of $150,000. The note was non-interest bearing and was payable on the earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. In November 2022 the note was amended and the note became payable on the earlier of (i) June 30, 2023 and (ii) the completion of the Initial Public Offering. The outstanding balance of $150,000 was repaid to the Sponsor on March 28, 2023. As of March 31, 2025 and December 31, 2024, there was no outstanding borrowings on the promissory note, and borrowings under the promissory note are no longer available.

On February 26, 2024, the Company issued an unsecured promissory note (the “2024 Note”) in the aggregate principal amount of up to $1,000,000 to the Sponsor, for the Company’s working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination by the Company or the date of the Company’s liquidation. As of March 31, 2025 and December 31, 2024, total borrowings under this note amounted to $874,239 and $764,274, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025 and December 31, 2024, the Company has no outstanding borrowings under the Working Capital Loans.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Extension Note - Sponsor

As discussed in Note 1, on November 10, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.01 per Public Share not redeemed) for each calendar month until November 18, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. In addition, on November 14, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the 2024 Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company. As of March 31, 2025 and December 31, 2024, there were $480,000 and $420,000, respectively, of outstanding borrowings under the Extension Notes.

NOTE 6 — COMMITMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

On January 17, 2025, the Company, Pubco, the Sponsor, First Merger Sub, Second Merger Sub and Youlife entered into the second amendment to the Business Combination Agreement (the “BCA Second Amendment”) to, among others, clarify that Pubco ADSs shall not be issued to any Company or Youlife shareholders that hold restricted shares, including those subject to lock-up restrictions, and those shareholders will instead receive Pubco ordinary shares.

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

Vendor Agreement

On March 5, 2024, the Company entered into an agreement with a vendor for legal and consulting services, rendering the previous agreement with the same vendor entered into in 2023 void. The agreement provides that the Company will pay the vendor $500,000 as follows: (i) $200,000, which had already been paid, (ii) $50,000 by no later than March 15, 2024; (iii) $100,000 upon execution of the business combination agreement, or the merger agreement, as the case may be; and (iv) $150,000 upon submission of the S-4/F-4 proxy to the SEC. Additionally, if the Business Combination closes, the Company will make a final additional payment of $950,000. If the Business Combination does not close, the Company shall not be responsible for any further payments. On May 4, 2023, the Company paid the $200,000 retainer based on the previous agreement entered into 2023, which was carried forward to the current agreement. As of December 31, 2023, $169,935 has been charged against the retainer amount, and the remainder of $30,065 was recorded as prepaid expenses. The $30,065 prepaid amount was fully utilized during the year ended December 31, 2024 and this amount was charged to expense. On April 10, 2024, the Company paid the second installment payment of $50,000. In addition, the Company incurred additional business combination fees of $674,821 in relation to this agreement, $210,073 of which has been billed as of March 31, 2025 while the remaining unbilled amount of $464,748 has been included in the accrued expenses balance in the accompanying condensed balance sheets.

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2025 and December 31, 2024, there were no preference shares issued and outstanding.

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

The Company is authorized to issue 220,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In August 2021, the Company effected a share dividend of 0.25 shares for each founder share outstanding, resulting in the Sponsor holding 1,437,500 Founder Shares. On January 30, 2023, the Company effected a share dividend of 0.2 shares for each ordinary share outstanding, resulting in the Sponsor holding 1,725,000 Founder Shares. At March 31, 2025 and December 31, 2024, there were 2,548,000 ordinary shares issued and outstanding, which includes 1,725,000 Founders Shares, 545,000 shares in the Private Units, 278,000 Representative Shares, and excluding 652,170 ordinary shares subject to possible redemption. As a result of the underwriters’ election to fully exercise their over-allotment option on February 17, 2023, a total of 225,000 Founder Shares and 33,000 representative shares are no longer subject to forfeiture.

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

MARCH 31, 2025

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

At March 31, 2025, assets held in the Trust Account were comprised of $7,595,517 in money market funds which are invested in U.S. government securities. During the quarter ended March 31, 2025, the Company had no withdrawals from the Trust Account.

At December 31, 2024, assets held in the Trust Account were comprised of $7,456,639 in money market funds which are invested in U.S. government securities. During the period ended December 31, 2024, the Company withdrew $36,300,937 from the Trust Account in connection with shareholder redemptions.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2025	2024
Assets:
Investments held in the Trust Account	1	$7,595,517	$7,456,639

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
Operating and formation costs	$411,373	$461,331
Interest earned on investments held in the Trust Account	$78,407	$541,076

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in the Trust Account and operating and formation costs. The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

24

DISTOKEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 16, 2025, the Company and Pubco entered into a subscription agreement with an investor to purchase 1,184,949 Class A ordinary shares of Pubco, par value $0.0001 per share, at a price of $10.00 per share, for an aggregate purchase price of $11,849,490, in a private placement to be consummated simultaneously with the closing of the Business Combination. Ms. Yunqiu Dai, a director of Youlife is the sole director of the investor. The consummation of the transactions contemplated by the subscription agreement is conditioned on the substantially concurrent closing of the Business Combination and other customary closing conditions. The investor was granted certain customary resale registration rights in the subscription agreement.

On April 22, 2025, the Company deposited $30,000 of the amounts received from the Sponsor into the Trust Account to extend the time the Company has to complete an initial Business Combination to April 18, 2025.

On April 28, 2025, the Company and Pubco entered into additional subscription agreements with additional investors to purchase an aggregate of 1,520,000 Class A ordinary shares of Pubco, at a price of $10.00 per share, for an aggregate purchase price of $15,200,000, in a private placement to be consummated simultaneously with the closing of the Business Combination. The consummation of the transactions contemplated by these subscription agreements is conditioned on the substantially concurrent closing of the Business Combination and other customary closing conditions. The investors were granted certain customary resale registration rights in the subscription agreements.

On April 29, 2025, the Company received a deficiency letter from the staff of the Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement under the continued listing standards of The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2) (the “MVPHS Requirement”). The Company intends to monitor its MVPHS and may, if appropriate, consider available options to regain compliance with the MVPHS Requirement and continue the listing of its securities on Nasdaq.

25

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

In 2024, the SEC adopted additional rules and regulations relating to SPACs. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

On November 10, 2023, in connection with the First Extension Amendment, we issued the First Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the First Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the First Extension Amendment. The sponsor paid $30,000 per month (or approximately $0.01 per public share not redeemed) for each calendar month until November 18, 2024, for an aggregate of $360,000. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of March 31, 2025 and December 31, 2024, there were $360,000 of outstanding borrowings under the First Extension Note.

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

On November 14, 2024, we issued the Second Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Second Extension Funds will be deposited into the trust account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that we decide to take to complete an initial business combination for each calendar month until November 18, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $360,000. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of our liquidation. As of March 31, 2025 and December 31, 2024, there was $120,000 and $60,000 outstanding borrowings under the Second Extension Note, respectively.

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

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our trust account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition Nasdaq’s rules currently require SPACs (such as us) to complete our initial business combination within the Nasdaq 36 Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

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

Shareholder Support Agreements

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 1, 2020 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $405,712, which consists of operating and formation costs of $411,373, VAT and surcharges of $5,269 and Chinese income tax, including interest and penalties, of $67,477, partially offset by interest earned on investments held in the trust account of $78,407.

For the three months ended March 31, 2024, we had net income of $32,539, which consists of interest earned on investments held in the trust account of $541,076, partially offset by operating and formation costs of $461,331, VAT and surcharges of $36,360 and Chinese income tax of $10,846.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial business combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources, and Going Concern

On February 17, 2023, we completed our initial public offering of 6,900,000 units, at $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of our initial public offering and pursuant to a sponsor units subscription agreement, we completed the sale of 545,000 private units at a price of $10.00 per private unit in the private placement to the sponsor, generating gross proceeds of $5,450,000.

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

For the three months ended March 31, 2025, net loss of $405,712 is increased by the effect of interest earned on investments held in the trust account of $78,407, reduced by the changes in operating assets and liabilities of $360,402, arriving at the net cash used in operating activities was $123,717.

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

On November 10, 2023, in connection with the First Extension Amendment, we issued the First Extension Note in the aggregate principal amount of up to $360,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the First Extension Amendment. The sponsor paid $30,000 per month (or approximately $0.01 per public share not redeemed) for each calendar month until November 18, 2024, for an aggregate of $360,000. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of our liquidation. As of March 31, 2025 and December 31, 2024, there was $360,000 outstanding borrowings under the First Extension Note.

On February 26, 2024, we issued the 2024 Note in the aggregate principal amount of up to $1,000,000 to the sponsor, for our working capital needs. The 2024 Note does not bear interest and matures upon the earlier of the consummation of an initial Business Combination or the date of liquidation. As of March 31, 2025 and December 31, 2024, total borrowings under this note amounted to $874,239 and $764,274, respectively.

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

On November 14, 2024, we issued the Second Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Second Extension Funds will be deposited into the trust account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The Sponsor has agreed to pay $30,000 per month (or approximately $0.046 per Public Share not redeemed) that we decide to take to complete an initial Business Combination for each calendar month until

November 18, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $360,000. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of us. As of March 31, 2025 and December 31, 2024, there was $120,000 and $60,000 outstanding borrowings under the Second Extension Note, respectively.

As of March 31, 2025, we had investments held in the Trust Account of $7,595,517 (including $762,428 of interest income) consisting of money market funds which are invested primarily in U.S. government securities. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $ $850. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to (except as described below), loan us Working Capital Loans as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. The terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. The Working Capital Loans would be repaid upon consummation of a business combination, without interest. As of March 31, 2025 and December 31, 2024, there was no outstanding balance under Working Capital Loans.

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

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, we may extend the amount of time to consummate a business combination from November 18, 2024 until November 18, 2025, as extended by the 2024 Extension Amendment. It is uncertain that we will be able to consummate a business combination by this time. We extended the time to complete an initial business combination for an additional month from March 18, 2025 to April 18, 2025 by depositing the $30,000 monthly extension payment into the trust account on April 22, 2025. If a business combination is not consummated by the liquidation deadline there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting estimates require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. We have identified the following critical accounting estimates:

Investments in Trust Account

Assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. We accounted for the investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations. As of March 31, 2025 and December 31, 2024, the fair value of investments held in Trust Account amounts to $7,595,517 and $7,456,639, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and the our management adopted this ASU 2023-07 in our financial statements and related disclosures (see Note 9).

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2025 due to:

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, 2023 Annual Report, 2022 Annual Report, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024, June 30, 2024, September 30, 2023 and March 31, 2023, respectively, as filed with the SEC on November 19, 2024, August 16, 2024, November 14, 2023 and May 18, 2023, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Youlife and the Youlife Business Combination, please see the Youlife Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarterly period covered by the Report.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Second Amendment to the Business Combination Agreement, dated January 17, 2025, by and among Distoken Acquisition Corporation, Youlife Group Inc., Xiaosen Sponsor LLC, Youlife I Limited, Youlife II Limited, and Youlife International Holdings Inc.(1)

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
(1)Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on January 17, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTOKEN ACQUISITION CORPORATION

Dated: May 16, 2025	By:	/s/ Jian Zhang
	Name:	Jian Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2025	By:	/s/ Jirong Lyu
	Name:	Jirong Lyu
	Title:	Chief Financial Officer (Principal Financial Officer)